Form 10-Q
period 2022-09-30
Bellatora, Inc.
filed 2022-11-30
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56478

BELLATORA, INC.
(Exact name of registrant as specified in its charter)

Colorado	47-1981170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2030 Powers Ferry Rd. SE, Suite #212
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (404) 816-8240

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of November 26, 2022 was 140,790,867 shares.

BELLATORA, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2022

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Bellatora, Inc. a Colorado corporation unless the context requires otherwise.

ii

Item 1. Financial Statements.

BELLATORA, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$3,598	$4,663
Total current assets	3,598	4,663
Total assets	$3,598	$4,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$–	$–
Accrued liabilities	33,486	33,486
Accrued interest	12,844	3,196
Notes payable related parties	90,000	30,000
Total current liabilities	136,330	66,681

Commitments and contingencies	–	–

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized, 140,790,867 shares issued and outstanding, respectively as of September 30, 2022 and December 31, 2021	1,408	1,408
Additional paid-in-capital	799,278	799,278
Accumulated deficit	(933,418)	(862,704)
Total stockholders' equity	(132,732)	(62,018)
Total liabilities and stockholders' equity	$3,598	$4,663

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Revenues
Revenues	$–	$–	$–	$–
Cost of goods sold	–	–	–	–
Gross margin	–	–	–	–

Operating expenses
General and administrative expense - related party	–	–	–	19,000
Selling, general and administrative expenses	52,790	4,883	61,065	10,568
Total operating expenses	52,790	4,883	61,065	29,568
Loss from operations	(52,790)	(4,883)	(61,065)	(29,568)
Other income and expense:
Gain on the extinguishment of debt	–	60,000	–	60,000
Interest expense	(4,037)	(1,393)	(9,649)	(1,393)
Total other income and expense	(4,037)	58,607	(9,649)	58,607
Net income (loss)	$(56,827)	$53,723	$(70,714)	$29,039

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	140,790,867	140,790,787	140,790,867	78,886,105

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	40,790,867	$408	$779,278	$(885,409)	$(105,724)

Net loss	–	–	–	(4,798)	(4,798)

Balance, March 31, 2021	40,790,867	$408	$779,278	$(890,206)	$(110,521)

Net loss	–	–	–	(19,888)	(19,888)

Issuance of common shares -related party	100,000,000	1,000	19,000	–	20,000

Warrants issued -related party	–	–	1,000	–	1,000

Balance, June 30, 2021	140,790,867	$1,408	$799,278	$(910,094)	$(109,408)

Net income	–	–	–	53,723	53,723

Balance, September 30, 2021	140,790,867	$1,408	$799,278	$(856,371)	$(55,685)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	140,790,867	$1,408	$799,278	$(862,704)	$(62,018)

Net loss	–	–	–	(3,598)	(3,598)

Balance, March 31, 2022	140,790,867	$1,408	$799,278	$(866,302)	$(65,616)

Net loss	–	–	–	(10,289)	(10,289)

Balance, June 30, 2022	140,790,867	$1,408	$799,278	$(876,591)	$(75,905)

Net loss	–	–	–	(56,827)	(56,827)

Balance, September 30, 2022	140,790,867	$1,408	$799,278	$(933,418)	$(132,732)

The accompanying notes are an integral part of these unaudited financial statements

BELLATORA, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2022	2021

Cash flows used in operating activities
Net income (loss) from operations	$(70,714)	$29,039
Stock based compensation	–	19,000
Gain on the extinguishment of debt	–	(60,000)
Adjustments to reconcile net loss to net cash used in operating activities		–
Changes in assets and liabilities
Accounts payable	–	(12,751)
Accrued interest	9,649	1,393
Accrued liabilities	–	3,373
Net cash used in operating activities	(61,065)	(19,946)

Cash flows provided by financing activities
Common stock issued for cash	–	1,000
Warrants issued for cash	–	1,000
Notes payable related party	–	30,000
Advances by related party	60,000	10,556
Repayment of advances by related	–	(10,556)
Net cash provided by financing activities	60,000	32,000

Net increase in cash	(1,065)	12,055
Cash, beginning of period	4,663	2,139
Cash, end of period	$3,598	$14,194

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Bellatora, Inc. (the Company - f/k/a Petroleum Analytics International, Inc. and f/k/a Oracle Nutraceuticals Company) is a Colorado corporation which previously conducted its business from its headquarters in Las Vegas, Nevada. The Company sells two sizes of electronic cigars, commonly referred to as ecigars. On April 13, 2014, Oncology Med, Inc., a Delaware corporation, converted to a Colorado corporation under the name Herbal Financial Solutions, Inc. On November 12, 2014, the company filed an amendment to its Articles of Incorporation; whereby, it changed its name to Oracle Nutraceuticals Company. On December 29, 2014, the company changed its name to Oncology Med, Inc. On January 5, 2015, the company entered into a merger transaction with ONCO Merger Sub, Inc., a then newly formed Colorado corporation; whereby the successor company (ONCO Merger Sub, Inc.) changed its name to Oncology Med, Inc.

On January 5, 2015, the company effected a share exchange with a newly-established corporation, named Oracle Nutraceuticals Company, whereby, Oracle Nutraceuticals issued 100 shares of its common stock in exchange for all of the issued and outstanding shares of Oncology Med, Inc., a Colorado corporation. This transaction became effective pursuant to a reorganization under the applicable provisions of Section 368(a), et seq., of the IRS Code of 1986, as amended. As the result of the reorganization, the public, trading company, formerly known as Oncology Med, Inc., a Delaware corporation and, subsequently, a Colorado corporation, became a wholly owned subsidiary of Oracle Nutraceuticals Company, and Oracle Nutraceuticals Company is deemed the successor entity which is now the reporting and publicly trading entity. Oncology Med, Inc was dissolved in 2015. On September 30, 2014, Bellatora, LLC was established in Nevada. On February 22, 2016, Bellatora was acquired by Petroleum Analytics International, Inc. The transaction has been accounted for as a reverse acquisition, as owners and management of Bellatora, LLC have voting and operating control of the Company following completion of the Reverse Acquisition. In 2016 The State of Nevada revoked the LLC, and thereafter all transactions were conducted under Bellatora, Inc.

The Company has been an inactive shell for approximately one year and a half.

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred.

Covid-19

In March 2020, the World Health Organization categorized the novel coronavirus (COVID-19) as a pandemic, and it continues to spread throughout the United States and the rest of the world with different geographical locations impacted more than others. The outbreak of COVID-19 and public and private sector measures to reduce its transmission, such as the imposition of social distancing and orders to work-from-home, stay-at-home and shelter-in-place, have had a minimal impact on our day to day operations. However this could impact our efforts to enter into a business combination as other businesses have had to adjust, reduce, or suspend their operating activities. The extent of the impact will vary depending on the duration and severity of the economic and operational impacts of COVID-19. The Company is unable to predict the ultimate impact at this time.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of accrued liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and the allowance for doubtful accounts, inventories, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. For the year ended December 31, 2021 and the nine months ended September 30, 2022, the financial statements were not impacted as a result of the application of Topic 606 compared to Topic 605.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2022 and December 31, 2021 the Company’s cash and cash equivalents totaled $3,598 and $4,663 respectively.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021 which had no impact on the Company’s financial statements.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption.

permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies.

The Company adopted ASC 842 on January 1, 2020 and the adoption had no impact on the Company’s financial statements because the Company does not have any operating leases.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of September 30, 2022, the Company had an accumulated deficit of $933,418 and a working capital deficit of $86,402.

The Company does not expect to generate operating cash flow that will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement expected cash flow. Currently the company’s operations are being funded by a related party. The Company will be required to continue to do so until its operations become profitable. However, there can be no assurance that the related party will continue to fund the Company or that other sources of additional debt or equity financing will be available to the Company on acceptable terms, or at all.

NOTE 4 – ACCRUED LIABILITIES

As of September 30, 2022 and December 31, 2021 the Company had $33,486 and $33,486, respectively in accrued liabilities. These accrued liabilities represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021, the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners, LP (“CIP”). CIP’s general partner is owned by Erik Nelson, who is also the CEO of the Company. On March 31, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000. As of September 30, 2022 the balance due to CIP was $90,000 plus $12,844 in accrued interest.

NOTE 6 – EQUITY

The Company has authorized 200,000,000 shares of par value $0.00001 common stock. As of September 30, 2022 and December 31, 2021 the Company had 140,790,867 and 140,790,867 common shares issued and outstanding, respectively. On June 18, 2021 CIP purchased 100,000,000 shares of common stock 100,000,000 warrants for a total of $2,000. The common shares share were valued at $0.0002 which was the quoted stock market price of the Company’s common stock, as of the date of purchase, or $20,000. As a result, the Company recorded $19,000 in stock based compensation on its Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Organizational History of the Company and Overview

No Current Operations

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2022.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions due to only having one officer and limited resources.

•	The Company does not have an independent board of directors or an audit committee.

•	The Company does not have written documentation of our internal control policies and procedures.

•	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is the subject and which would have any material, adverse effect on the Company.

Item 1A. Risk Factors.

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-12G which sections are incorporated by reference into this report, as the same may be updated from time to time.

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the 10-12G.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLATORA, INC.

Dated: November 30, 2022	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

