Form 10-K
period 2022-12-31
Bellatora, Inc.
filed 2023-03-30
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 000-56478

BELLATORA, INC.

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

47-1981170

(IRS Employer Identification No.)

2030 Powers Ferry Rd SE, Suite #212

Atlanta, Georgia 30339

(404) 816 -8240

(Address and telephone number of registrant’s executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒      No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒      No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was indeterminable since the Company’s stock has no quoted price. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of March 30, 2023, the Registrant had 140,790,867 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Bellatora, Inc., unless otherwise indicated.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Description of Business

Bellatora, Inc., a Colorado corporation, (“Bellatora”, “we”, “us,” or “our”) is a publicly quoted shell company seeking to create value for its shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of our common stock.

No potential merger candidate has been identified at this time.

We do not propose to restrict our search for a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. We have unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions, and other factors.

The selection of a business opportunity in which to participate is complex and risky. Additionally, we have only limited resources and may find it difficult to locate good opportunities. There can be no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's best business judgment.

Our activities are subject to several significant risks, which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management, which potentially could act without the consent, vote, or approval of our shareholders. The risks faced by us are further increased as a result of its lack of resources and our inability to provide a prospective business opportunity with significant capital.

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

Regulation

As of the date of this Report, we are required to file reports with the Securities and Exchange Commission (the “SEC”) by Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”).

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

Employees

As of the date of this Report, we do not have any employees. However, our Chief Executive Officer provides part-time consulting services to us without compensation.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly, and tend to have difficulty managing their growth. If we are able to acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses, and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of Common Stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies, and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

The COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

This COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Because we are dependent upon Erik Nelson, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him could adversely affect our plan and results of operations.

We currently have a sole director and officer, Erik Nelson, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. The loss of our Chief Executive Officer could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Further, because Mr. Nelson serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s Common Stock, our other shareholders will have limited ability to influence the Company’s direction or management.

In addition, although not likely, the officers and directors of an acquisition candidate may resign upon completion of a combination with their business. The departure of a target’s key personnel could negatively impact the operations and prospects of our post-combination business. The role of a target’s key personnel upon the completion of the transaction cannot be ascertained at this time. Although we contemplate that certain or all members of a target’s management team may remain associated with the target following a change of control thereof, there can be no assurance that all of such target’s management team will decide to remain in place. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact the operations and profitability of our business.

Risks Related to a Potential Business Acquisition

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys, and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Conflicts of interest may arise between us and our shareholders, directors, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

Our Chief Executive Officer, Mr. Nelson, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Nelson, is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

It is possible that we obtain an operating company in which a director or officer of the Company has an ownership interest in or that he or she is an officer, director, or employee of. If we do obtain any business affiliated with an officer or director, such business combination may be on terms other than what would be arrived at in an arms-length transaction. If any conflict of interest arises, it could adversely affect a business combination or subsequent operations of the Company, in which case our shareholders may see diminished value relative to what would have been available through a transaction with an independent third party.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Nelson, our Chief Executive Officer and sole director, owns the vast majority of our outstanding Common Stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’s operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet entered into any letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has prior experience in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive opportunity for the Company. Although management intends to endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of the Company may be limited, or we may make material expenditures on additional personnel or consultants to assist management in the Company’s operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any shareholders in the Company following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete, or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications, or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources, or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications, or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state, and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our Common Stock, and there can be no guarantee that an active market for our Common Stock will develop, even if we are successful in consummating a business combination. Recently, the price of our Common Stock has been volatile for no reason. Further, even if an active market for our Common Stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our Common Stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our Common Stock can be based on various factors in addition to those otherwise described in this Report, including:

•	General speculative fever;

•	A prospective business combination and the terms and conditions thereof;

•	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

•	The performance of our competitors in the marketplace, both pre- and post-combination;

•	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

•	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

•	Variations in general economic conditions, including as may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

•	The public disclosure of the terms of any financing we disclose in the future;

•	The number of shares of our Common Stock that are publicly traded in the future;

•	Actions of our existing shareholders, including sales of Common Stock by our then directors and then executive officers or by significant investors; and

•	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our Common Stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because trading in our Common Stock is so limited, investors who purchase our Common Stock may depress the market if they sell Common Stock.

Our Common Stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. Our Common Stock itself infrequently trades.

The market price of our Common Stock may decline if a substantial number of shares of our Common Stock are sold at once or in large blocks.

Presently the market for our Common Stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our Common Stock which may depress the market price. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our Common Stock to decline, which could reduce the value of the shares held by our other shareholders.

Future issuance of our Common Stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our Common Stock in the future. The issuance of a substantial amount of our Common Stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of Common Stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our Common Stock as consideration or by investors who has previously acquired such Common Stock could have an adverse effect on the market price of our Common Stock.

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our Common Stock may become subject to limitations or reductions on stock price, liquidity, or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our Common Stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our Common Stock by either preventing our shares from being quoted or driving up our costs of compliance. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our company, our stockholders may face difficulties in selling their shares of our Common Stock at desired prices, quantities, or times, or at all, as a result of the amendments to the Rule.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

The Company’s principal business and corporate address is 2030 Powers Ferry Road SE, Suite #212, Atlanta, Georgia 30339

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “ECGR” Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Holders

As of March 14, 2023 there were 310 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 North Dallas Parkway, Plano, TX. 75093, telephone (469)-633-0101.

Dividends

We have never paid or declared any dividends on our Common Stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of Covid-19 on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report.

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

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

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

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 3, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Bellatora, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bellatora, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

March 30, 2023

BELLATORA, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
Current Assets
Cash	$1,376	$4,663
Total current assets	1,376	4,663
Total assets	$1,376	$4,663

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$12,366	$–
Accrued liabilities	33,486	33,486
Accrued interest	21,674	3,196
Notes payable related parties	90,000	30,000
Total current liabilities	157,526	66,681

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.01 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized, 140,790,867 shares issued and outstanding, respectively as of December 31, 2022 and December 31, 2021	1,408	1,408
Additional paid-in-capital	799,278	799,278
Accumulated deficit	(956,835)	(862,704)
Total stockholders' equity	(156,149)	(62,018)
Total liabilities and stockholders' equity	$1,376	$4,663

The accompanying notes are an integral part of these financial statements.

BELLATORA, INC.

STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Revenues
Revenues	$–	$–
Cost of goods sold	–	–
Gross margin	–	–

Operating expenses
Selling, general and administrative expenses	75,653	35,901
Total operating expenses	75,653	35,901
Loss from operations	(75,653)	(35,901)
Other income and expense:
Gain on the extinguishment of debt	–	60,000
Interest expense	(18,478)	(1,393)
Total other income and expense	(18,478)	58,607
Net income (loss)	$(94,131)	$22,705

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	140,790,867	140,790,867

The accompanying notes are an integral part of these financial statements

BELLATORA, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2020	40,790,867	$408	$779,278	$(885,409)	$(105,724)

Issuance of common shares related party	100,000,000	1,000	19,000	–	20,000

Issuance of warrants - related party	–	–	1,000	–	1,000

Net income	–	–	–	22,705	22,705

Balance, December 31, 2021	140,790,867	$1,408	$799,278	$(862,704)	$(62,018)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	140,790,867	$1,408	$799,278	$(862,704)	$(62,018)

Net loss	–	–	–	(94,131)	(94,131)

Balance, December 31, 2022	140,790,867	$1,408	$799,278	$(956,835)	$(156,149)

The accompanying notes are an integral part of these financial statements

BELLATORA, INC

STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Cash flows used in operating activities
Net income (loss) from operations	$(94,131)	$22,705
Stock based compensation	–	19,000
Gain on the extinguishment of debt	–	(60,000)
Adjustments to reconcile net loss to net cash used in operating activities	–	–
Changes in assets and liabilities
Accounts payable	12,366	(17,750)
Accrued interest	18,478	3,195
Accrued liabilities	–	3,373
Net cash used in operating activities	(63,287)	(29,476)

Cash flows provided by financing activities
Common stock issued for cash	–	1,000
Warrants issued for cash	–	1,000
Notes payable related party	60,000	30,000
Advances by related party	–	10,556
Repayment of advances by related	–	(10,556)
Net cash provided by financing activities	60,000	32,000

Net increase (decrease) in cash	(3,287)	2,525
Cash, beginning of period	4,663	2,139
Cash, end of period	$1,376	$4,663

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Bellatora, Inc. (the Company - f/k/a Petroleum Analytics International, Inc. and f/k/a Oracle Nutraceuticals Company) is a Colorado corporation which previously conducted its business from its headquarters in Las Vegas, Nevada. The Company sells two sizes of electronic cigars, commonly referred to as ecigars. On April 13, 2014, Oncology Med, Inc., a Delaware corporation, converted to a Colorado corporation under the name Herbal Financial Solutions, Inc. On November 12, 2014, the company filed an amendment to its Articles of Incorporation; whereby, it changed its name to Oracle Nutraceuticals Company. On December 29, 2014, the company changed its name to Oncology Med, Inc. On January 5, 2015, the company entered into a merger transaction with ONCO Merger Sub, Inc., a then newly formed Coloradocorporation; whereby the successor company (ONCO Merger Sub, Inc.) changed its name to Oncology Med, Inc.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. For the years ended December 31, 2022 and December 31, 2022 we did not generate any revenue and the financial statements were not impacted as a result of the application of Topic 606 compared to Topic 605.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2022 and December 31, 2021 the Company’s cash and cash equivalents totaled $1,376 and $4,663 respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB has issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies.

The Company adopted ASC 842 on January 1, 2020 and the adoption had no impact on the Company’s financial statements because the Company does not have any operating leases

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of December 31, 2022, the Company had an accumulated deficit of $956,835 and a working capital deficit of $156,150.

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

NOTE 4 – ACCRUED LIABILITIES

As of December 31, 2022 and December 31, 2021 the Company had $33,486 and $33,486, respectively in accrued liabilities. These accrued liabilities represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”) . CIP’s managing director is Erik Nelson who is also the CEO of the Company. On March 31, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000. As of December 31, 2022 the balance due to CIP was $90,000 plus $21,764 in accrued interest.

NOTE 6 – EQUITY

The Company has authorized 200,000,000 shares of par value $0.00001 common stock. As of December 31, 2022 and December 31, 2021 the Company had 140,790,867 and 140,790,867 common shares issued and outstanding, respectively. On June 18, 2021 CIP purchased 100,000,000 shares of common stock 100,000,000 warrants for a total of $2,000. The common shares share were valued at $0.0002 which was the quoted stock market price of the Company’s common stock, as of the date of purchase, or $20,000. As a result the Company recorded $19,000 in stock based compensation on its Statement of Operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure control and procedures were not effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2022:

Name	Age	Position
Erik S. Nelson	55	CEO, President, Chief Financial Officer and Director

Erik S. Nelson, Chief Executive Office, President, Chief Financial Officer and Director

Erik S. Nelson, age 55, our sole director, was appointed as CEO, President, and a Member of the Board of Directors on June 18, 2021. In addition to his role as Chief Executive Officer of the Company, Mr. Nelson was the sole officer (CEO, President, and CFO) and sole Director of Vinings Holdings, Inc. (October 2019 – February 2021) Mr. Nelson is also the President of Coral Capital Advisors, LLC. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. Since September 2012, Mr. Nelson has been President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent. Mr. Nelson is a graduate of the University of Colorado (1989) with a Bachelor of Science in Business Administration degree, with an emphasis in Finance.

Mr. Nelson’s specific experience and qualifications, attributes or skills as listed below led to the conclusion that he should serve as a director:

•	Mr. Nelson has a diverse knowledge of financial, legal, and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations.

•	Mr. Nelson has experience in assisting companies to comply with the Securities and Exchange Commission rules, corporate reorganizations, and the FINRA corporate action process. Additionally, Mr. Nelson has extensive experience in evaluating business plans of companies in a variety of industries.

•	Mr. Nelson is also the President of Coral Capital Advisors, LLC. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies.

•	As President of Coral Capital Advisors, Mr. Nelson has consulted on several acquisitions and corporate restructurings. This includes the acquisition of Nexland, Inc. by Winstar Resources in 1999, ISNI.net, Inc. by Hawkeye Corp. in 2000, 3Pea Technologies, Inc. by Tika, Corp. in 2006, and Digitiliti, Inc. by Themescapes, Inc. in 2007. Additionally, Mr. Nelson provides due diligence services through his consulting firm, Coral Capital Advisors, LLC.

•	Mr. Nelson is also the President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent since September 2012. As President of Mountain Share Transfer, Mr. Nelson has gained valuable experience in operational management for public and private companies, and corporate governance for over 50 public company clients.

•	Mr. Nelson has experience in preparing companies for audits.

•	Mr. Nelson is experienced in corporate record keeping resulting in part from his experience in stock record keeping related to companies which are clients of Mr. Nelson’s company, Mountain Share Transfer, LLC. Mr. Nelson has experience in filings with the Securities and Exchange Commission for companies he consults for including 10-K’s, 10-Q’s, Registration Statements, 8-K’s, Section 14 Compliance, and financial reporting.

•	Mr. Nelson has served as a member of the Board of Directors of the following publicly traded companies: Ridgedale Holdings, Inc., BitMine Immersion Technologies, Inc., Vinings Holdings, Inc., Nocera, Inc., Wolverine Holding Corp., and Cyclone Holdings, Inc.

Mountain Share Transfer and Erik Nelson consented to an SEC Order in 2015 related to failure to file an updated correct TA-1 Form and other administrative violations and disclosure matters of the Transfer Agent, Mountain Share Transfer (Administrative Proceeding file no. 3-16378, 34 Act Rel. no. 74226). Mr. Nelson was disciplined by the NASD in 1995 for misconduct involving accounts when he was acting as a registered broker representative. He consented to censure, and a bar from being a representative, and was fined $50,000. He had been terminated as a registered representative and has not been reinstated since then.

Additional Information

Pursuant to the definition contained with the Securities Act, Mr. Nelson is deemed to be a promoter of this Company and those listed below.

The business purpose of this blank check company as well as the previous blank check companies that Mr. Nelson was involved with, were to engage in a business merger or acquisition with an unidentified company or companies.

The information below summarizes all of the blank check companies, which filed a registration statement on Form 10-12g, with which Mr. Nelson has been affiliated with within the past five years.

Name of Company	Date of Transaction	Compensation Received in shares/ Retained in the Transaction	Shares Received/ Retained in the Transaction
Sandy Springs Holdings, Inc.	July 16, 2021 (2)	$106,922 (3)	1,505,000 (3)
Vinings Holdings, Inc.	February 12, 2021 (4)	$300,000 (4)	400,000 (4)
Nocera, Inc. (5)	December 31, 2018	$175,000 (5)	652,600 (5)

Name of Issuer	Market Ticker	Positions	From MM - YYYY	To MM-YYYY
Ridgedale Holdings, Inc.	OTC - RDGH	President, Secretary, Director	10 - 2020	Present
Sandy Springs Holdings, Inc. (2)	OTC - SSHI	President, CFO, Secretary, Director (3a)	08 - 2019	Present
Vinings Holdings, Inc. (4)	OTC - COEP	CEO, CFO, Secretary, Director	10 - 2019	02 - 2021
Nocera, Inc. (5)	OTC - NCRA	CEO, CFO, Secretary, Director	08 - 2002	12 -2021

______________________

(1) Ridgedale Holdings, Inc. f/k/a UAN Power Corp. filed a Form 10 Registration Statement on November 17t, 2021. To date, the Company has not engaged in any business combination transaction.

(2) Sandy Springs Holdings, Inc. f/k/a Renewable Energy Solutions, Inc., filed a Form 10 Registration Statement on October 27, 2020. By a written consent dated July 16, 2021, holders of a majority of the Company’s issued and outstanding common stock approved a resolution to appoint Jonathan Bates, Raymond Mow, Michael Maloney and Seth Bayles (the “New Directors”) to the board of directors of the Company, and to appoint Jonathan Bates as Chairman. At the same time, the shareholders approved the issuance of 34,749,999 shares of common stock in the Company’s offering of common stock at $0.015 per share. The New Directors or their affiliates acquired an aggregate of 21,450,000 shares of common stock in the offering.

The appointment of the New Directors to the Company’s board, and sale to the New Directors of a controlling interest in the Company, were made in order to enable the Company to enter the business of creating a hosting center for Bitcoin mining computers primarily utilizing immersion cooling technology, as well mining the Bitcoin digital currency for its own account.

(3) Following the acquisition of the controlling interest, the promissory note to Coral Investment Partners was repaid in full. Coral Investment Partners retained 1,505,000 common shares representing 3.68% of the issued and outstanding shares of Sandy Springs Holdings, Inc. Additionally, Coral Investment Partners holds 500,000 Class A Warrants exercisable at $2.00/share, and 500,000 Class B Warrants exercisable at $5.00/share. No other fees have been paid to Coral Investment Partners or Mr. Nelson. In July of 2021, Sandy Springs Holdings, Inc. amended its Articles of Incorporation to change the name of the company to BitMine Immersion Technologies, Inc.

(3a) On July 16, 2021, Erik S. Nelson resigned as Chief Financial Officer and Corporate Secretary. Mr. Nelson remains the President of the Company.

(4) Vinings Holdings, Inc. f/k/a NaeroDynamics, Inc. filed a Form 10 Registration Statement on August 12, 2020. On February 12, 2021, Vinings Holdings completed the acquisition of Coeptis Pharmaceuticals, Inc. At the time of the acquisition the outstanding promissory note to Coral Investment Partners in the amount of $51,835 was repaid in full. Additionally, at the closing of the merger, Coeptis Pharmaceuticals purchased 328,000 of its common shares from Coral Investment Partners for an aggregate of approximately $247,165; and Coral Investment Partners sold 8,000 Series B Preferred shares to the CEO of the Company for $1,000. Coral Investment Partners retained 400,000 common shares, 500,000 Class A Warrants exercisable at $2.00/share, and 500,000 Class B Warrants exercisable at $5.00/share. Following the completion of the acquisition, Vinings Holdings changed its name to Coeptis Therapeutics, Inc.

(5) Nocera, Inc. filed a Form 10 Registration Statement on October 19, 2018. On December 31, 2018 the company acquired Grand Smooth Inc., Ltd. (“GSI”), a Taiwan based company involved in the production of Recirculating Aquaculture Systems (“RAS”) for land based fish farms. Concurrent with the closing of the acquisition, GSI contributed $175,000 to Nocera which was disbursed to Nelson Fiorino Holdings, LLC. for the settlement of any tax issues relating to foreign ownership reporting, and clearance thereof from the IRS, and payment of any costs and assessments therefrom, after which time any balance left shall be released to Nelson Fiorino Holdings, LLC, as compensation for managing the process. At the time of the merger, Nelson Fiorino Holdings owned 1,000,000 common shares, 500,000 Class A Warrants exercisable at $0.50/share, and 500,000 Class B Warrants exercisable at $1.00/share. Mr. Nelson held a 50% interest in Nelson Fiorino Holdings. At the time of the merger, Coral Investment Partners owned 150,000 common shares, 150,000 Class A Warrants, and 150,000 Class B Warrants. Mr. Nelson remains the beneficial owner of 652,600 shares representing 7.15% of the issued & outstanding shares. On December 31, 2018 Mr. Nelson resigned as President and CFO of Nocera, Inc. On December 31, 2021 Mr. Nelson resigned as Secretary and a member of the Board of Directors of Nocera, Inc.

The information below summarizes all of the blank check companies, which have not filed a registration statement, with which Mr. Nelson has been associated.

Mr. Nelson was appointed President and sole Director of Digital Day Agency, Inc. on December 2, 2020. The shares of Digital Day Agency, Inc. currently trade on the OTC market with the ticker symbol ‘DDDA’. Coral Investment Partners is the beneficial owner of 1,000,000 shares of the Company. Digital Day Agency has not engaged in any business combination and is not currently seeking any business combination, merger, or acquisition.

Mr. Nelson was appointed President and a member of the Board of Directors of ATI Networks, Inc. on July 20, 2021. The shares of ATI Networks are currently traded on the OTC market under the ticker symbol ‘ATIW’. The Company has not engaged in any business combination and is not currently seeking any business combination, merger, or acquisition.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified. Audit

Committee

We do not have any committees of the Board as we only have one director.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions since one person is our sole officer and director.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

Delinquent Section 16(a) Reports

None

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed, or accrued by us for the fiscal years ended December 31, 2022 and 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

From January 1, 2020 to June 18, 2020, Atom Miller was the chief executive officer and sole director. On June 18, 2021, Mr. Miller resigned all positions and Erik S. Nelson was appointed our chief executive officer, president, chief financial officer and sole director.

Executive Officer Compensation

Executive compensation for the years ended December 31, 2022 and December 31, 2021 was as follows:

						NONQUALIFIED	ALL
				STOCK	OPTIONS	DEFERRED	OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	COMP
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)	($)	TOTAL
Atom Miller,	2020	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer and Director (1)	2021	$0	$0	$0	$0	$0	$0	$0

Erik S. Nelson,	2021	$0	$0	$0	$0	$0	$12,464(3)	$12,464
President, Chief Financial Officer & Director (2)	2022	$0	$0	$0	$0	$0	$0	$0

______________________________________

(1)	Atom Miller served as Chief Executive Officer and Director from January 1, 2020 to June 18, 2021.
(2)	Mr. Erik S. Nelson, our sole officer and director, was appointed Chief Executive Officer, President, Chief Financial Officer and member of the Board of Directors on June 18, 2021.
(3)	Mr. Nelson’s “all other compensation” for 2021 consists of his proportionate share of 100,000,000 shares of common stock issued to Coral Investment Partners, LP (“CIP”) for $1,000 cash. The shares were valued at $0.0002, or $20,000, which was their market price on the date of the transaction, and the difference of $19,000 was accounted for as compensation. Mr. Nelson’s proportionate interest in CIP is 65.6%, consisting of a 57% interest as a limited partner and a 20% carried interest held by the general partner in the percentage of CIP held by outside investors. The general partner is owned by Mr. Nelson.

Director Compensation

We did not have any directors who were not executive officers during the preceding fiscal year, and therefore their compensation is disclosed above as executive officers pursuant to Item 402(r)(2)(i) of Regulation S-K.

Named Executive Officer Employment Agreements

None.

Termination Provisions

As of the date of this Report, we have no contract, agreement, plan, or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

CONFLICTS OF INTEREST - GENERAL

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary. In addition to the business activities listed above, Mr. Nelson is involved with the following businesses:

•	Sterling Holdings & Investments, LLC.: A holding company with no direct operations. Sterling Holdings and Investments hold s the ownership of Coral Capital Advisors, LLC. and Mountain Share Transfer, LLC.

•	Coral Capital Advisors, LLC.: An independent consulting and advisory firm focused on companies and participants in the lower and middle markets.

•	Mountain Share Transfer, LLC.: A SEC registered stock transfer agent servicing privately held and publicly traded companies.

•	Coral Investment Partners, LP.: A private partnership formed for the purpose of providing capital for the restructuring of dormant public companies.

•	Nelson Fiorino Holdings, LLC.: A holding company formed for the purpose of holding shares of Nocera, Inc. owned by Marina Fiorino and Mr. Nelson.

•	The Midnight Mining Company: President and Director. Mr. Nelson was appointed President and a member of the Board of Directors in April of 2017. The Midnight Mining Company, while no longer involved in the mining industry or owning any mining claims, is a holding company with approximately 448 shareholders.

Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While officers and the sole director of our business are engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth as of March 1, 2023 the number and percentage of the outstanding shares of common stock, which according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,
(ii)	each executive officer,
(iii)	all current directors and executive officers as a group, and
(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

OFFICERS AND DIRECTORS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Shares	Coral Investment Partners, LP, c/o Erik S. Nelson, Chief Executive Officer, President, Chief Financial Officer, and Director (3)	100,000,000	71%

Common Shares	All Directors and Executive Officers as a Group (1 person)	100,000,000	71%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Bellatora, Inc., 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(2)	Based upon 140,790,867 common shares issued and outstanding on a fully diluted basis.
(3)	Mr. Nelson’s beneficial ownership is based on 100,000,000 shares owned by Coral Capital Investment Partners, LP (“Coral”). Mr. Nelson owns the general partner of Coral and controls the decision to vote and dispose of all shares owned by Coral. Mr. Nelson disclaims any beneficial ownership in shares owned by Coral over his beneficial ownership in Coral. Mr. Nelson’s beneficial ownership does not include 50,000,000 shares of common stock issuable upon the exercise of Class A Warrants for $0.01 per share until June 20, 2026 and 50,000,000 shares of common stock issuable upon the exercise of Class B Warrants for $0.025 per share until June 20, 2026 since the Class A Warrants and Class B Warrants prohibit their exercise if such exercise would result in Mr. Nelson having beneficial ownership of more than 4.99% (or, if the holder elects, 9.99%) of the Company’s outstanding stock.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Shares	Coral Investment Partners, LP, c/o Erik S. Nelson, Chief Executive Officer, President, Chief Financial Officer, and Director (3)	100,000,000	71%

Common Shares	Atom Miller 10205 Barrel Ridge St. Las Vegas, NV 89183	24,000,000	17%

(1)	The address of each person listed above, unless otherwise indicated, is c/o Bellatora, Inc., 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(2)	Based upon 140,790,687 common shares issued and outstanding on a fully diluted basis.
(3)	Mr. Nelson’s beneficial ownership is based on 100,000,000 shares owned by Coral Capital Investment Partners, LP (“Coral”). Mr. Nelson owns the general partner of Coral and controls the decision to vote and dispose of all shares owned by Coral. Mr. Nelson disclaims any beneficial ownership in shares owned by Coral over his beneficial ownership in Coral. Mr. Nelson’s beneficial ownership does not include 50,000,000 shares of common stock issuable upon the exercise of Class A Warrants for $0.01 per share until June 20, 2026 and 50,000,000 shares of common stock issuable upon the exercise of Class B Warrants for $0.025 per share until June 20, 2026 since the Class A Warrants and Class B Warrants prohibit their exercise if such exercise would result in Mr. Nelson having beneficial ownership of more than 4.99% (or, if the holder elects, 9.99%) of the Company’s outstanding stock.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

As of the date of this filing and since September 30, 2021, there have been no issuances of any class of stock, or any other security.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

BF Borgers, CPA PC served as our independent auditors for the fiscal years ended December 31, 2022 and 2021.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2022	2021
Audit fees	$49,100	$21,600
Total fees paid or accrued to our principal accountant	$49,100	$21,600

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				X
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bellatora, Inc.

Dated: March 30, 2023	By:	/s/ Erik Nelson
Erik Nelson Chief Executive Officer (Principal Executive Officer)

