Form 10-Q
period 2023-03-31
Bellatora, Inc.
filed 2023-05-10
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56478

BELLATORA INC.
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

The number of shares outstanding of the registrant’s common stock as of May 10, 2023 was 140,790,867 shares.

BELLATORA, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months ended March 31, 2023

i

PART I – FINANCIAL INFORMATION

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

ii

Item 1. Financial Statements.

BELLATORA, INC.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$13,355	$1,376
Total current assets	13,355	1,376
Total assets	$13,355	$1,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$11,071	$12,366
Accrued liabilities	33,486	33,486
Accrued interest	26,270	21,674
Notes payable related parties	106,000	90,000
Total current liabilities	176,827	157,526

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized, 140,790,867 shares issued and outstanding, respectively as of March 31, 2023 and December 31, 2022	1,408	1,408
Additional paid-in-capital	799,278	799,278
Accumulated deficit	(964,157)	(956,835)
Total stockholders' deficit	(163,471)	(156,149)
Total liabilities and stockholders' deficit	$13,355	$1,376

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2023	2022

Operating expenses
Selling, general and administrative expenses	$2,726	$1,350
Total operating expenses	2,726	1,350
Loss from operations	(2,726)	(1,350)
Other income (expense):
Gain on the extinguishment of debt	–	–
Interest expense	(4,596)	(2,248)
Total other income and expense	(4,596)	(2,248)
Net loss	$(7,322)	$(3,598)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	140,790,867	140,790,867

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	140,790,867	$1,408	$799,278	$(862,704)	$(62,018)

Net loss	–	–	–	(3,598)	(3,598)

March 31, 2022	140,790,867	$1,408	$799,278	$(866,301)	$(65,616)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	140,790,867	$1,408	$799,278	$(956,835)	$(156,149)

Net loss	–	–	–	(7,322)	(7,322)

Balance, March 31, 2023	140,790,867	$1,408	$799,278	$(964,157)	$(163,471)

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2023	2022
Cash flows used in operating activities
Net loss from operations	$(7,322)	$(3,598)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accounts payable	(1,295)	1,350
Accrued interest	4,596	2,248
Net cash used in operating activities	(4,021)	–

Cash flows provided by financing activities
Advances by related party	16,000	20,000
Net cash provided by financing activities	16,000	20,000

Net increase in cash	11,979	20,000
Cash, beginning of period	1,376	4,663
Cash, end of period	$13,355	$24,663

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNADITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Bellatora, Inc. (the Company - f/k/a Petroleum Analytics International, Inc. and f/k/a Oracle Nutraceuticals Company) is a Colorado corporation which previously conducted its business from its headquarters in Las Vegas, Nevada. The Company previously sold two sizes of electronic cigars, commonly referred to as ecigars. On April 13, 2014, Oncology Med, Inc., a Delaware corporation, converted to a Colorado corporation under the name Herbal Financial Solutions, Inc. On November 12, 2014, the company filed an amendment to its Articles of Incorporation; whereby, it changed its name to Oracle Nutraceuticals Company. On December 29, 2014, the company changed its name to Oncology Med, Inc. On January 5, 2015, the company entered into a merger transaction with ONCO Merger Sub, Inc., a then newly formed Colorado corporation; whereby the successor company (ONCO Merger Sub, Inc.) changed its name to Oncology Med, Inc.

On January 5, 2015, the Company effected a share exchange with a newly established corporation, named Oracle Nutraceuticals Company, whereby, Oracle Nutraceuticals issued 100 shares of its common stock in exchange for all of the issued and outstanding shares of Oncology Med, Inc., a Colorado corporation. This transaction became effective pursuant to a reorganization under the applicable provisions of Section 368(a), et seq., of the IRS Code of 1986, as amended. As the result of the reorganization, the public, trading company, formerly known as Oncology Med, Inc., a Delaware corporation and, subsequently, a Colorado corporation, became a wholly owned subsidiary of Oracle Nutraceuticals Company, and Oracle Nutraceuticals Company is deemed the successor entity which is now the reporting and publicly trading entity. Oncology Med, Inc was dissolved in 2015. On September 30, 2014, Bellatora, LLC was established in Nevada. On February 22, 2016, Bellatora was acquired by Petroleum Analytics International, Inc. The transaction has been accounted for as a reverse acquisition, as owners and management of Bellatora, LLC have voting and operating control of the Company following completion of the Reverse Acquisition. In 2016, the State of Nevada revoked the LLC, and thereafter all transactions were conducted under Bellatora, Inc.

The Company has been an inactive shell for approximately three years.

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

Management’s Representation of Interim Consolidated financial statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of accrued liabilities and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $13,355 and $1,376 respectively.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2023, the Company had an accumulated deficit of $964,157 and a working capital deficit of $163,471.

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

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022 the Company had $33,486 and $33,486, respectively in accrued liabilities. These accrued liabilities represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”) . CIP’s managing director is Erik Nelson who is also the CEO of the Company. On March 31, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000. During the three months ended March 31, 2023 CIP advance another $16,000 to the Company. As of March 31, 2023 the balance due to CIP was $106,000 plus $26,270 in accrued interest.

NOTE 6 – EQUITY

The Company has authorized 200,000,000 shares of common stock with a par value of $0.00001 per share. As of March 31, 2023 and December 31, 2022 the Company had 140,790,867 and 140,790,867 common shares issued and outstanding, respectively. On June 18, 2021 CIP purchased 100,000,000 shares of common stock 100,000,000 warrants for a total of $2,000. The common shares share were valued at $0.0002 which was the quoted stock market price of the Company’s common stock, as of the date of purchase, or $20,000. As a result the Company recorded $19,000 in stock based compensation on its Statement of Operations for the year ended December 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of March 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors.

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

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELLATORA, INC.

Dated: May 10, 2023	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

