Form 10-Q
period 2023-06-30
Bellatora, Inc.
filed 2023-08-21
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of August 21, 2023 was 3,046,000 shares.

BELLATORA, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Months ended June 30, 2023

i

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

ii

Item 1. Financial Statements.

BELLATORA, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$5,112	$1,376
Total current assets	5,112	1,376
Total assets	$5,112	$1,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$11,032	$12,366
Accrued liabilities	33,486	33,486
Accrued interest	34,760	21,674
Notes payable related parties	120,000	90,000
Total current liabilities	199,278	157,526

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized, 3,046,000 shares issued and outstanding, respectively as of June 30, 2023 and December 31, 2022	30	30
Additional paid-in-capital	800,656	800,656
Accumulated deficit	(994,852)	(956,835)
Total stockholders' deficit	(194,166)	(156,149)
Total liabilities and stockholders' deficit	$5,112	$1,376

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Revenues
Revenues	$–	$–	$–	$–
Cost of goods sold	–	–	–	–
Gross margin	–	–	–	–

Operating expenses
Selling, general and administrative expenses	22,205	6,925	24,931	8,275
Total operating expenses	22,205	6,925	24,931	8,275
Loss from operations	(22,205)	(6,925)	(24,931)	(8,275)
Other income (expense):
Interest expense	(8,490)	(3,364)	(13,086)	(5,612)
Total other income and expense	(8,490)	(3,364)	(13,086)	(5,612)
Net income (loss)	$(30,695)	$(10,289)	$(38,017)	$(13,887)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	3,046,000	3,046,000	3,046,000	3,046,000

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	3,046,000	$30	$800,656	$(862,704)	$(62,018)

Net loss	–	–	–	(3,598)	(3,598)

March 31, 2022	3,046,000	$30	$800,656	$(866,301)	$(65,616)

Net loss	–	–	–	(10,289)	(10,289)

Balance, June 30, 2022	3,046,000	$30	$800,656	$(876,591)	$(75,905)

	Common Stock		Additional Paid In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	3,046,000	$30	$800,656	$(956,835)	$(156,149)

Net loss	–	–	–	(7,322)	(7,322)

Balance, March 31, 2023	3,046,000	$30	$800,656	$(964,157)	$(163,471)

Net loss	–	–	–	(30,695)	(30,695)

Balance, June 30, 2023	3,046,000	$30	$800,656	$(994,852)	$(194,166)

The accompanying notes are an integral part of these unaudited financial statements.

BELLATORA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2023	2022
Cash flows used in operating activities
Net (loss) from operations	$(38,017)	$(13,887)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accounts payable	(1,334)	–
Accrued interest	13,086	8,807
Net cash (used in) operating activities	(26,264)	(5,080)

Cash flows provided by financing activities
Advances by related party	30,000	20,000
Net cash provided by financing activities	30,000	20,000

Net increase in cash	3,736	14,920
Cash, beginning of period	1,376	4,663
Cash, end of period	$5,112	$19,583

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNADITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

Reverse Split

On June 5, 2023 the Company effected 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. As that time the split was declared the Company had 140,790,867 shares outstanding. Post split there are now 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 in excess of the amounts anticipated by the split. This split has been retroactively applied in the financial statement to all prior periods, and reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $5,112 and $1,376 respectively.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2023, the Company had an accumulated deficit of $994,852 and a working capital deficit of $194,166.

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

NOTE 4 – ACCRUED LIABILITIES

As of June 30, 2023 and December 31, 2022 the Company had $33,486 and $33,486, respectively in accrued liabilities. These accrued liabilities represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”) . CIP’s managing director is Erik Nelson who is also the CEO of the Company. On June 30, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000. During the six months ended June 30, 2023, CIP advanced another $30,000 to the Company. As of June 30, 2023, the balance due to CIP was $120,000 plus $34,760 in accrued interest.

NOTE 6 – EQUITY

The Company has authorized 200,000,000 shares of common stock with a par value of $0.00001 per share. As of June 30, 2023 and December 31, 2022 the Company had 3,046,000 and 3,046,000 common shares issued and outstanding, respectively. On June 18, 2021 CIP purchased 1,000,000 shares of common stock 1,000,000 warrants for a total of $2,000. The common shares share were valued at $0.0002, which was the quoted stock market price of the Company’s common stock, as of the date of purchase, or $20,000. As a result the Company recorded $19,000 in stock based compensation on its Statement of Operations for the year ended December 31, 2021.

On June 5, 2023 the Company effected 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. As that time the split was declared the Company had 140,790,867 shares outstanding. Post split there are now 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 in excess of the amounts anticipated by the split. This split has been retroactively applied in the financial statement to all prior periods, and reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of June 30, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the three months June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BELLATORA, INC.

Dated: August 21, 2023	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

