Form 10-Q
period 2023-09-30
Bellatora, Inc.
filed 2023-11-13
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2023 was 3,046,000 shares.

BELLATORA, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Months ended September 30, 2023

i

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

ii

Item 1. Financial Statements.

BELLATORA, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current Assets
Cash	$3,934	$1,376
Total current assets	3,934	1,376
Total assets	$3,934	$1,376

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$2,200	$12,366
Accrued liabilities	33,486	33,486
Accrued interest	45,441	21,674
Notes payable related parties	145,000	90,000
Total current liabilities	226,127	157,526

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized, 3,046,000 shares issued and outstanding, respectively as of September 30, 2023 and December 31, 2022	30	30
Additional paid-in-capital	800,656	800,656
Accumulated deficit	(1,022,879)	(956,835)
Total stockholders' deficit	(222,193)	(156,149)
Total liabilities and stockholders' deficit	$3,934	$1,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

BELLATORA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues
Revenues	$–	$–	$–	$–
Cost of goods sold	–	–	–	–
Gross margin	–	–	–	–

Operating expenses
Selling, general and administrative expenses	17,345	52,790	42,277	61,065
Total operating expenses	17,345	52,790	42,277	61,065
Loss from operations	(17,345)	(52,790)	(42,277)	(61,065)
Other income (expense):
Interest expense	(10,681)	(4,037)	(23,767)	(9,649)
Total other (expense)	(10,681)	(4,037)	(23,767)	(9,649)
Net (loss)	$(28,027)	$(56,827)	$(66,044)	$(70,714)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	3,046,000	3,046,000	3,046,000	3,046,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

BELLATORA, INC

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTH ENDED SEPTEMBER 30, 22023 AND 2022

(Unaudited)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	3,046,000	$30	$800,656	$(862,704)	$(62,018)

Net loss	–	–	–	(3,598)	(3,598)

March 31, 2022	3,046,000	$30	$800,656	$(866,301)	$(65,616)

Net loss	–	–	–	(10,289)	(10,289)

Balance, June 30, 2022	3,046,000	$30	$800,656	$(876,591)	$(75,905)

Net loss	–	–	–	(56,827)	(56,827)

Balance, September 30, 2022	3,046,000	$30	$800,656	$(933,418)	$(132,732)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	3,046,000	$30	$800,656	$(956,835)	$(156,149)

Net loss	–	–	–	(7,322)	(7,322)

Balance, March 31, 2023	3,046,000	$30	$800,656	$(964,157)	$(163,471)

Net loss	–	–	–	(30,695)	(30,695)

Balance, June 30, 2023	3,046,000	$30	$800,656	$(994,852)	$(194,166)

Net loss	–	–	–	(28,027)	(28,027)

Balance, September 30, 2023	3,046,000	$30	$800,656	$(1,022,879)	$(222,193)

The accompanying notes are an integral part of these unaudited condensed financial statements

BELLATORA, INC

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2023	2022
Cash flows used in operating activities
Net (loss) from operations	$(66,044)	$(70,714)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities
Accounts payable	(10,166)	–
Accrued interest	23,767	9,649
Net cash (used in) operating activities	(52,442)	(61,065)

Cash flows provided by financing activities
Advances by related party	55,000	60,000
Net cash provided by financing activities	55,000	60,000

Net increase (decrease) in cash	2,558	(1,065)
Cash, beginning of period	1,376	4,663
Cash, end of period	$3,934	$3,598

Supplemental disclosure of cash flow information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements

NOTES TO UNADITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The Company’s accounting year-end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements of the Company have been prepared in accordance with GAAP. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred.

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

Management’s Representation of Interim financial statements

The accompanying unaudited condensed financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual condensed financial statements. Certain information and footnote disclosures normally included in condensed financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements include all of the adjustments, which in the opinion of management are necessary for a fair presentation of condensed financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of accrued liabilities and expenses during the reporting period. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. For the years ended December 31, 2022 and December 31, 2022 we did not generate any revenue and the condensed financial statements were not impacted as a result of the application of Topic 606 compared to Topic 605.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2023 and December 31, 2022, the Company’s cash and cash equivalents totaled $3,934 and $1,376 respectively.

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

The Company adopted ASC 842 on January 1, 2020 and the adoption had no impact on the Company’s condensed financial statements because the Company does not have any operating leases.

NOTE 3 – GOING CONCERN

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these condensed financial statements. The Company has incurred significant operating losses since its inception. As of September 30, 2023, the Company had an accumulated deficit of $1,022,879 and a working capital deficit of $222,193.

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

NOTE 4 – ACCRUED LIABILITIES

As of September 30, 2023 and December 31, 2022 the Company had $33,486 and $33,486, respectively in accrued liabilities. These accrued liabilities represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”) . CIP’s managing director is Erik Nelson who is also the CEO of the Company. On June 30, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000. During the nine months ended September 30, 2023, CIP advanced another $55,000 to the Company. As of September 30, 2023, the balance due to CIP was $145,000 plus $45,441 in accrued interest.

NOTE 6 – EQUITY

The Company has authorized 200,000,000 shares of common stock with a par value of $0.00001 per share. As of September 30, 2023 and December 31, 2022 the Company had 3,046,000 and 3,046,000 common shares issued and outstanding, respectively. On June 18, 2021 CIP purchased 1,000,000 shares of common stock 1,000,000 warrants for a total of $2,000. The common shares share were valued at $0.0002, which was the quoted stock market price of the Company’s common stock, as of the date of purchase, or $20,000. As a result the Company recorded $19,000 in stock based compensation on its Statement of Operations for the year ended December 31, 2021.

On June 5, 2023 the Company effected 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. As that time the split was declared the Company had 140,790,867 shares outstanding. Post split there are now 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 in excess of the amounts anticipated by the split. This split has been retroactively applied in the condensed statement to all prior periods, and reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our condensed financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that our disclosure controls were not effective as of September 30, 2023.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of condensed financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the condensed financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BELLATORA, INC.

Dated: November 13, 2023	By:	/s/ Erik Nelson
Erik Nelson
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

