Form 10-K
period 2023-12-31
Kinetic Seas Inc.
filed 2024-04-10
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 000-56478

KINETIC SEAS INCORPORATED

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation)

47-1981170

(IRS Employer Identification No.)

1501 E. Woodfield Rd., Suite 114E

Schaumburg, IL 60173

(888) 901-8806

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☒

As of June 30, 2023 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $0.10 closing price of the registrant’s common stock as reported on the Pink OTC Market on that date, was approximately $180,600. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 10, 2024 the Registrant had 31,146,000 shares of common stock issued and outstanding.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean Kinetic Seas Incorporated, unless otherwise indicated.

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

Company Overview

Kinetic Seas Incorporated (the “Company”) was formed on January 3, 2015 as a Colorado corporation with the name ONCO Merger Sub, Inc. On January 5, 2025, the Company merged with Oncology Med, Inc. as part of a holding company reorganization involving Oracle Nutraceuticals Company, under which the Company was the surviving entity in the merger. On January 18, 2015, the Company changed its name to Oncology Med, Inc. On September 16, 2016, the Company changed its name to Bellatora, Inc. On January 19, 2024, the Company changes its name to Kinetic Seas Incorporated.

By a written consent dated December 14, 2023, the Board of Directors of the Company approved the appointment of Edward Honour, Jeffey Lozinski, Joseph Lehman, and Robert Jackson to the Board of Directors of the Company, and appointed Edward Honour as Chairman (the “New Directors”). At the same time, the Board of Directors approved the issuance of 21,600,000 shares of common stock at $0.001 per share to the New Directors and certain new employees, of which 19,950,000 were acquired by the New Directors. In addition, the Board of Directors also approved a private offering of 10,000,000 shares of common stock at $0.05 per share. An affiliate of a New Director purchased the initial 1,000,000 shares in such offering. As a result of both transactions, the New Directors and their affiliates acquired an aggregate of 20,950,000 Shares of common stock, which constituted approximately 84% of issued and outstanding common shares of the Company at the time.

The appointment of the New Directors to the Company’s board, and sale to the New Directors of a controlling interest in the Company, were made in order to enable the Company to enter the business of artificial intelligence hosting, research & development, and consulting. Prior to the change in control to the New Directors, the Company was a shell company.

Description of Business

We are an Artificial Intelligence (“AI”) consulting, research and development, infrastructure, and software company with a primary focus on GPU Cloud Hosting.

In late 2023, we hired a new executive management team with the goal of creating an innovative AI consulting, research and development, infrastructure, and software company to be called Kinetic Seas. The name Kinetic Seas is a metaphor for artificial intelligence in that AI is "kinetic" meaning it is always moving, and like the "sea" in that AI developers must be prepared to go wherever the technology takes them.

We envision a future where data science, machine learning, and artificial intelligence is tightly integrated into the operations and workflow of every company. To help achieve this vision, we decided to take a practical approach to AI with the philosophy of "be evolutionary, not revolutionary". Our business model comes from our team’s experience implementing large scale AI applications and the hurdles we faced doing so.

Our management team launched the concept of Kinetic Seas in 2021 with an initial focus on creating practical data science and machine learning software and tools necessary to support AI application development. At the time Large Language Models (LLMs) like ChatGPT had not been released, and even widely used AI technologies like convolutional neural networks and recurrent neural networks were mostly unknown to the public. Our initial focus was on developing open-source libraries necessary for implementing data science and machine learning into existing businesses.

Data science, machine learning, and artificial intelligence have challenges that are fundamentally different than traditional computing. To effectively navigate the AI landscape and provide the right services for our customers, we developed our business model around six pillars, or areas of focus. Each pillar supports the others, and in the current landscape it would be difficult for any individual business segment to be successful without support from one or more of the others. These pillars include:

•	GPU infrastructure hosting and rental.
•	Consulting and Staff Augmentation.
•	Open-Source Software Development and Support.
•	Software and Platform as a Service (SaaS/PaaS)
•	Training and education.
•	Partnerships and product incubation.

We decided to focus on these areas because they are tightly coupled, depend on each other, and any missing component can slow down a project or cause it to fail.

Our Mission

Our mission is to introduce data science, machine learning, and artificial intelligence to businesses of all sizes. To do this, we made the strategic decision to be a "one stop shop" for everything necessary a business needs to be successful in AI. Part of our mission is to help businesses be successful with AI by simplifying the process and providing the tools and expertise necessary.

Our Opportunity

Industry sources predict 90% of businesses will adopt AI of some type in the next three years. While most companies entering the AI market as vendors are focused on a single application or technology that they hope will be revolutionary, we are focused on helping companies be successful no matter how simple or complex their goals. By helping companies be early adopters of AI we have the opportunity to build long term relationships with our customers and technologies evolve and confidence in AI grows.

Our Vision

We aim to simplify the way businesses adopt artificial intelligence by simplifying the process companies must follow to evaluate, chose, implement, and manage products built on data science, machine learning, and artificial intelligence. Currently it is a daunting task for businesses to navigate the rapidly evolving technical landscape that requires new technologies and different infrastructure requirements. By executing our vision, we plan to provide a valuable service to businesses regardless of their size or the industry they operate.

Our Products

Our products and services provide the six pillars necessary to implement artificial intelligence applications in the current landscape. In defining each market segment, you will understand how each pillar is dependent on one or more of the other pillars and how providing each product or service supports the others.

Technical Consulting

The first pillar of our operations is technical consulting. This segment of the operation is divided into four smaller parts, strategic consulting, staff augmentation, project consulting, and infrastructure consulting. In traditional IT consulting, clients usually provide consultants with the tools and infrastructure necessary to perform the tasks. In AI consulting this is rarely the case due to the drastically different technologies used in AI projects. For this reason, this pillar is tightly integrated with our other business segments.

Strategic consulting provides technical expertise in the overall planning and decision-making process involved in AI projects. It involves choosing achievable goals, determining which AI models are right for the project and creating the overall vision of the project. This type of consulting generates the highest revenue for each consultant but is the hardest to grow due to the limited availability of this type of consultant. Strategic consulting is key to a project’s success because early errors in direction will have a long-term negative affect on AI projects.

Staff augmentation provides staffing resources with specific skills to assist companies that are managing their own AI projects. This type of consulting is more prevalent in traditional IT projects where companies have experience managing their own projects. Staff augmentation is less in demand for AI projects because most companies do not have experience in managing their own AI projects. In staff augmentation projects the resources provided usually perform a specific task to which they are well suited.

Project consulting is where we provide most of the resources necessary to take the project through its entire roadmap. As part of the service, we provide project management and strategic consulting to ensure the success of the project. At the end of a successful project, the employees of the client have been trained to support the project going forward. Project consulting is our most desired form of consulting because it allows us to create a fully integrated team of consultants at a wide variety of skill levels. This provides us with a mechanism to gain on-the-job education for our consultants and evaluate their skills throughout the project. Project consulting projects are usually sold when the client is building an AI project on top of one or more of the software and library products we provide.

Infrastructure consulting is where we assist companies on building their own infrastructure for AI projects and applications. Although shared cloud services may be right for most traditional IT applications this is not the case for AI applications. Our infrastructure consulting helps companies build an infrastructure either on their own premises or collocated in our managed data center. AI infrastructure consulting is focused on hardware selection, network design, power requirements and heat dissipation. This is different than traditional IT infrastructures that are homogeneous in their design. Our infrastructure consulting potentially includes providing a fully managed service where we manage and maintain their infrastructure. This is a good option for companies that already use cloud hosting to replace on-premise equipment.

GPU infrastructure hosting and Rental (Kinetic Cloud)

The second pillar is infrastructure and GPU rentals which we market under the brand name Kinetic Cloud. This market segment provides a valuable service to companies adopting AI and can operate as a stand-alone business segment. One of the most essential functions this market segment provides for our business is support to our consulting practice and software development projects. GPU cloud hosting also provides a mechanism for marketing outreach because it is easily understood by AI developers and is in high demand.

Kinetic Cloud provides access to a fully managed GPU infrastructure on an hourly, daily, weekly, or monthly basis. Virtual systems can be launched on demand and are based on NVIDIA Ampere technologies. Cloud based systems are configured for the different tasks that are necessary for implementing AI solutions. It is hard, if not impossible for an AI project team to know which hardware or infrastructure design will be best for their project when the project first starts so having different options on demand is a valuable service.

The hardware and infrastructure supporting AI development and operations differs significantly due to the unique computational demands, data requirements, and architecture considerations of AI workloads. This makes it highly unlikely that even large companies have the right hardware on hand.

AI projects are made up of three distinct phases, hyperparameter optimization, model training, and inference, and each phase has different hardware and network topology requirements.

The development phase, called Hyperparameter Optimization, is where data scientists determine the correct AI model for the project. There are several broad categories of AI models to choose from depending on the task, and over two hundred thousand existing open-source models available to choose from. During the first phase, data scientists test different models and parameters to determine the right model for the project and hardware requirements for the training phase.

The training phase is where company data is applied to the model to integrate proprietary and company information into the solution. This phase may take weeks or months for projects training a model from scratch or days for clients fine tuning existing models. Unlike traditional IT applications where the development team identifies algorithms and data flow prior to development, AI models are trained on enormous amounts of data over an extended period to “teach” the model how to handle different inputs.

The inference phase where the company’s custom AI model is deployed to end users. Inference hosting is usually long-term hosting that can span months or years. Since AI hardware technologies are always evolving, inference hosting reduces the risks to the client and protects the client’s investment in the first two project phases.

Each of these phases has different infrastructure requirements that most companies are unprepared for.

By utilizing Kinetic Cloud, businesses can accelerate their AI and ML projects. The Kinetic Cloud platform minimizes deployment delays, enabling organizations to bring innovative solutions to the market faster, gain a competitive edge, and seize opportunities in this quickly evolving opportunity.

We are committed to revolutionizing how businesses leverage cloud resources for AL and ML. With our GPU Cloud Hosting solutions, we empower organizations of all sizes to overcome the challenges associated with AI infrastructure, accelerate AI and ML initiatives, and be successful implementing AI based solutions.

Open-Source Software and Libraries

The third pillar of our business is our contribution to the AI ecosystem through the creation and management of open-source projects. Without open-source software and the collaboration it generates there would be no artificial intelligence market because AI research & development is built on the work of others.

A common term used in Artificial Intelligence is the “AI Pipeline”. This term describes the process data follows across AI models and legacy software that is not AI but holds the process. Over the past several years our team has created open-source software and libraries written in Python and C++ that assist developers in developing AI pipeline applications.

Participation in the open-source community is critical to the success of our business. In addition to the name recognition and branding it creates, it is also a marketing tool for the other market pillars.

KineticPDF is an open-source python library that allows the user to extract data from Adobe Acrobat documents, read data from forms contained in the document, and add data to existing PDFs. Reading data from PDFs that is used to train AI models is a cornerstone function in AI.

KineticPDF++ is a C++ library that operates over 100 times faster than its python equivalent for large scale model training.

KineticMail is an open-source python library for creating AI enabled email applications. With KineticMail developers can easily integrate email into their AI applications and pipeline.

KineticForms is an open-source python library for processing forms using AI. With KineticForms developers can use AI to convert textual data into form data that can be stored in relational databases.

Our open-source libraries are the cornerstone of workflow processing applications and will continue to grow and we identify additional open-source libraries that are necessary for the success of the industry.

Software and Platform as a Service (SaaS/PaaS)

The most popular way to deliver AI products is currently with the Software as a Service (SaaS) model, where the vendor hosts the AI application on a website and users access it using a website or an Application Programming Interface (API). This is the model made popular in traditional IT with software products like Salesforce, or QuickBooks, and in the AI environment SaaS is best represented by ChatGPT. In this model, the vendor hosts all software and infrastructure, and the customer pays a subscription fee to access the software.

Our next pillar provides products developed in-house on a subscription basis that support the implementation of AI. This is an important segment because SaaS products support our customers’ needs for software that compliments their AI products. For Kinetic Seas SaaS will generate recurring revenue.

KineticMail is an email platform developed to be “AI enabled”. Companies that want to use email as part of their AI pipeline can host their email services on our fully managed platform. They can use our service for specific or all their email domains. Although it is difficult to compete with Microsoft 365 or Google Workspaces to provide enterprise-wide email services, KineticMail provides a flexible platform for AI enabled email.

PDFForms is a fully managed platform for processing Adobe Acrobat forms built on the KineticPDF, KineticMail, and KineticForms libraries. PDFForms allows companies to send and receive forms to their customers or staff that can be automatically read, processed, and responded to by our AI enabled platform.

Software as a Service is an important part of our business model in that it supports our customers, highlights the capabilities of our libraries, and generates recurring revenue with a low cost of operations. The low cost of operations of our initial products allows us to use them as marketing tools to gain name recognition for the company.

Education and Training

Our marketing philosophy is based on “authority marketing” where we establish ourselves as experts in the industry by teaching others. Education and training are a critical pillar in this overall strategy.

The Kinetic Seas Business AI podcast, Kinetic Guides, and the Kinetic Seas YouTube channel are all part of our client outreach and marketing approach. In addition to providing free training and education through social media, consulting clients expect knowledge transfer and training as part of our service. An important part of our overall strategy is the development of both free and paid educational services including self-paced and classroom training. Our team is highly qualified to teach the following AI subjects that we plan to integrate into our educational services:

•	Data Science includes exploratory data analysis, classification systems, logistic regression, decision trees, random forest, and clustering algorithms.
•	Machine learning principles include convolutional and recurrent neural networks.
•	Generative Pre-trained Transformers (GPTs) and Large Language Models.
•	Python and C++ Programming.
•	Data preparation and model training.
•	Model Fine-Tuning.
•	AI/ML Hardware and Infrastructure
•	Application integration and support.

We plan to create customized educational and training packages for our clients in order to ensure their long-term success.

Partnerships and Incubation Services

The final pillar of our business model is developing partnerships and incubation services for up-and-coming AI companies. Infrastructure, support, and product rollout are something most AI companies do not account for when they develop new products. Our partnership and incubation services are a flexible way to get long term hosting clients, earn consulting revenue, and potentially gain new partnerships that assist in our growth while we effectively utilize our infrastructure, software, and expertise. Because we provide a complete service, we are in a unique position to partner with exciting new products.

Although we do not intend to market incubation services directly, our marketing of consulting services and cloud hosting has already provided introductions to potential partners.

Our Competitive Advantage

Operating the six pillars of our business model provides us with a competitive advantage by allowing customers to have their needs met by a single vendor. The majority of participants in the AI industry can be characterized as “big tech” companies (meaning large corporations offering AI as an extension of other services), “legacy vendors” (meaning long-time AI industry participants with older technologies), and "startups" that are far from bringing products to market.

Brands relying on big tech AI frequently experience decreased ability to innovate or customize how their products interact with their AI platforms and/or end users. In some cases, these big tech AI providers even compete with their customers making them a less attractive choice for a strategic partner.

Many “legacy vendors” offer dated technologies at a high price because they are tied to the technologies they developed in the past. In many unfortunate cases legacy vendors have just added “AI” to their names to gain market recognition. Legacy vendor technologies may require significant effort to turn legacy products offerings into solutions that can compete effectively. Oftentimes this is neither economical nor practical.

There is currently a high barrier to entry into AI and we view our conservative, multi-faceted approach as a competitive advantage.

Our Sales and Marketing

There are different sales and marketing techniques for our different market segments and plan to use cross-selling to make our marketing approaches more effective. Although artificial intelligence makes news on an almost daily basis, our target market is relatively small and can be difficult to reach using traditional sales and marketing approaches.

Authority Marketing

Authority marketing is a strategic approach that focuses on establishing an individual or a company as a thought leader or expert in their specific field. This process involves creating and disseminating valuable content, engaging in public speaking, publishing books or articles, and leveraging various media platforms. The goal of authority marketing is to build credibility and trust with a target audience, which in turn can lead to increased brand recognition, customer loyalty, and business growth.

Authority marketing is not just about promoting products or services, but about contributing meaningful insights and solutions to the industry, thereby influencing purchasing decisions and creating a loyal customer base. This approach is particularly effective in technical fields, where consumers are inundated with information and are more likely to engage with brands that offer genuine expertise and authoritative perspectives.

Developer Bottom-Up Marketing

Bottom-up marketing augments authority marketing by providing valuable resources like open-source libraries and pre-trained models to developers and data scientists. This type of marketing is more indirect since developers and data scientists are rarely the decision makers for consulting or infrastructure services. Each product we contribute to the AI ecosystem builds name recognition and goodwill which eventually leads to increased sales in all six of our market segments.

Traditional Internet Marketing and Advertising

Traditional internet marketing and advertising is most effective for products that are in short supply and in high demand. Of our six market segments, only GPU Cloud Hosting meets the criteria to be successful using traditional approaches. Traditional internet marketing can be expensive and tends to be cost prohibited when the product marketed does not have a high enough profit margin. For this reason, we plan to only use this type of marketing for GPU Cloud Hosting.

Traditional Consulting Relationship Marketing

Relationship marketing in the consulting market is a long-term marketing strategy that involves direct sales contacts with IT departments and hiring managers. Relationship marketing augments authority marketing by letting IT departments know how to reach the company.

Regulation

Our financial prospects and continued growth depend in part on our ability to continue to operate in a compliant manner with all rules and regulations. To date, there is no law or regulations that relate specifically to AI or ML. However, there are continuing calls for regulation to address perceived dangers or harms of AI or ML.

Within the United States, on October 30, 2023, President Biden released his Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence. The Executive Order addresses a variety of issues, such as focusing on standards for critical infrastructure, AI-enhanced cybersecurity, and federally funded biological synthesis projects. The Executive Order provides the authority to various agencies and departments of the US government, including the Energy and Defense departments, to apply existing consumer protection laws to AI development. The Executive Order also recognizes AI's social challenges, and calls for companies building AI dual-use foundation models to be wary of these societal problems. For example, the Executive Order states that AI should not “worsen job quality,” and should not “cause labor-force disruptions.” Additionally, Biden’s Executive Order mandates that AI must “advance equity and civil rights”, and cannot disadvantage marginalized groups. It also called for foundation models to include "watermarks" to help the public discern between human and AI-generated content, which has raised controversy and criticism from deepfake detection researchers.

One January 1, 2023, the New York City Bias Audit Law, enacted by the NYC Council in November 2021, was scheduled to go into effect. The enforcement date for the law has been pushed back due to the high volume of comments received during the public hearing on the Department of Consumer and Worker Protection's (DCWP) proposed rules to clarify the requirements of the legislation. It eventually became effective on July 5, 2023. From this date, the companies that are operating and hiring in New York City are prohibited from using automated tools to hire candidates or promote employees, unless the tools have been independently audited for bias.

The European Union is one of the largest jurisdictions in the world and plays an active role in the global regulation of digital technology through the General Data Protection Regulation, the Digital Services Act, and the Digital Markets Act.  For AI in particular, the EU proposed the Artificial Intelligence Act (the “AIA”) in 2023, which would be the most far-reaching regulation of AI worldwide if enacted.

The AIA divides AI risks into different risk categories depending on the type of application, and one specifically dedicated to general-purpose generative AI, as follows:

•	Unacceptable risk: AI applications that fall under this category would be banned. This includes AI applications that manipulate human behavior, those that use real-time remote biometric identification (including facial recognition) in public spaces, and those used for social scoring (ranking people based on their personal characteristics, socio-economic status or behavior).

•	High-risk: The AI applications that pose significant threats to health, safety, or the fundamental rights of persons, which could include AI systems used in health, education, recruitment, critical infrastructure management, law enforcement or justice. Thos AI applications would be subject to obligations of quality, transparency, human supervision and security. They must be evaluated before they are placed on the market, as well as during their life cycle. The list of high-risk applications could be expanded by regulation without requiring an amendment to the AIA itself.

•	General-purpose AI (“GPAI”): This includes in particular foundation models like ChatGPT. They would be subject to transparency requirements. High-impact general-purpose AI systems which could pose systemic risks must also undergo a thorough evaluation process.

•	Limited risk: These systems would be subject to transparency obligations aimed at informing users that they are interacting with an artificial intelligence system and allowing them to exercise their choices. This category includes, for example, AI applications that make it possible to generate or manipulate images, sound or videos (like deepfakes). In this category, free and open-source models whose parameters are publicly available are not regulated, with some exceptions.

•	Minimal risk: This would include for example AI systems used for video games or spam filters. Most AI applications are not expected to be in this category. They would not be regulated, and Member States would be prevented from further regulating them via maximum harmonisation. Existing national laws related to the design or use of such systems are disapplied. However, a voluntary code of conduct is suggested.

In addition, various countries, such as several members of the EU, China and Canada, are considering passing legislation that would impact AI and ML.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see the Section entitled “Risk Factors” herein.

Our Facilities

The Company currently subleases office space at 1501 E. Woodfield Road, Suite 114E, Schaumburg, Illinois, from an affiliate of Ed Honour, the Company’s chief executive officer, the affiliate’s cost with no markup. The affiliate is in the process of transferring the lease to the Company so that the Company would be direct lessee from the landlord.

Effective December 14, 2023, the Company entered into a Master Services Agreement and Service Order with Databank Holdings Inc, ("Databank") to provide the Company with server collocation services at their Databank-ORD4 location in Oakbrook Illinois.

Employees and Independent Contractors

As of March 1, 2024, we had 5 employees and independent contractors, which do not include our officers who are performing services without a contract or compensation until we raise capital.

We have no collective bargaining agreements with our employees, and believe all independent contractor and employment agreements relationships are satisfactory. We hire independent contractors on an as-needed basis, and we may retain additional employees and consultants during the next twelve months, including additional executive management personnel with substantial experience in development business.

ITEM 1A. RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk, and an investor should only purchase the Company’s securities if he or she can afford to suffer the loss of his or her entire investment. Certain factors may have a materially adverse effect on our business, financial condition and results of operations, including the risk factors described below. You should carefully consider all of the risks and uncertainties described below and elsewhere in this Current Report on Form 8-K, as well as those risks disclosed in the Company’s other public filings, together with the other information contained in this report and the Company’s other public filings before making an investment decision regarding the Company’s securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also become important factors that could adversely affect our business, financial condition and results of operations, perhaps materially. If any of the following risks actually occur, our business, financial condition, results of operation and future prospects could be materially and adversely affected. In that event, the trading price of shares of our common stock could decline, and you could lose part or all your investment. The risks discussed below also include forward-looking statements, and actual results and events may differ substantially from those discussed or highlighted in those forward-looking statements. For more information regarding forward-looking statements in this Annual Report, please see the Section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Current Report on Form 8-K.

Risks Related to the Company’s Business and Industry

Artificial Intelligence and Machine Learning are emerging technologies and involve significant risks and uncertainties.

The fields of Artificial Intelligence (AI) and Machine Learning (ML) are characterized by rapid technological advancements and are subject to significant risks and uncertainties. Our operations and future success are substantially dependent on our ability to develop, integrate, and effectively utilize AI and ML technologies. Given the experimental nature of these technologies, we face challenges related to the design, development, and practical implementation of AI and ML algorithms. These technologies are also subject to evolving industry standards, regulatory constraints, and may give rise to ethical and legal considerations that could affect their utilization and public acceptance. Furthermore, the complexity of AI and ML systems increases the risk of unforeseen operational failures and the potential for biased or incorrect outputs, which could lead to reputational harm or liability. There is also the possibility that the AI and ML models we develop may not perform as expected when deployed in real-world scenarios, which could hinder our product offerings and impact our competitiveness in the market. Investors should be aware that our investment in these technologies may not yield the intended results, and the failure to effectively address these risks and uncertainties may materially and adversely affect our business and operational results."

Adverse conditions in the AI market or the global economy more generally could have adverse effects on our results of operations.

Our company operates within the global AI market, which is susceptible to a wide array of economic forces. Adverse macroeconomic conditions, such as recessions, economic slowdowns, inflation, currency fluctuations, or political instability, can reduce spending on AI technology and services. As AI adoption is often linked to capital investment by businesses, an economic downturn could lead to deferred or reduced technology spending, directly impacting our sales and profitability. Moreover, the AI industry is not immune to the cycles of supply and demand, and an oversupply of AI solutions or a shortage of demand could lead to increased competition and downward pressure on prices. Global economic challenges may also impede our ability to secure financing for operations and growth and could affect the financial stability of our key vendors and partners. In addition, cross-border trade barriers, such as tariffs and import/export regulations, may arise because of economic protectionism, impacting our ability to sell products or procure components internationally. These conditions can be unpredictable and may occur suddenly, with little warning. Any contraction in the global economy or the AI market specifically could therefore have a material adverse effect on our business, operating results, and financial condition.

Our success depends on the growth of our industry, most specifically on the growing adoption and use of AI technology in general and the adoption and use of our products.

The artificial intelligence industry is characterized by rapid technological advancements, evolving industry standards, and changing customer demands. Our future success is significantly dependent on the growth trajectory of the AI sector. This dependency encompasses both the general adoption of AI technology and the market reception of our specific products. There is a risk that the AI market may not grow as anticipated due to a variety of factors, including, but not limited to, economic downturns, regulatory changes, market saturation, or a shift in consumer preferences away from AI-driven solutions. A slower-than-expected adoption rate of AI technology could materially and adversely affect our business operations, financial condition, and prospects.

Our success depends on an unproven market.

Our operations and future growth are significantly dependent upon the emergence and expansion of a market that has not yet been established. This market's growth is uncertain and may not meet our expectations or the projections that may have been presented in various analyses or forecasts. The demand and viability of the market we intend to serve are unproven and may be influenced by a multitude of factors beyond our control, including consumer preferences, market needs, and economic conditions. There is a risk that the market we anticipate will not materialize to the extent necessary for our success or may evolve in a manner that does not align with our business model.

The market in which we operate is highly competitive and rapidly changing and we may be unable to compete successfully.

The industry in which we operate is characterized by intense competition, rapid technological progress, and frequent changes in consumer preferences. Our ability to remain competitive and to continue to attract and retain customers depends on our ability to foresee and adapt to these dynamic market conditions. Factors that may be of concern include changes to the competitive landscape, technological advancements, changes in customer preferences, market expansion, and price competition.

We compete with a range of businesses, including larger companies with more resources, established market presence, and brand recognition. These competitors may be able to respond more rapidly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products. The pace of technological innovation in our industry requires continual development and refinement of our products and services. There is a risk that we may not be able to keep pace with such advancements or that we may face financial constraints in investing sufficiently in research and development.

Our success depends on a small targeted market, and the company may fail to effectively reach the market.

Our business model and growth strategy are heavily reliant on our ability to penetrate and expand within what is now a narrowly defined target market. The limited size and specialized nature of this market intensify the risks to our business if we are unable to achieve significant penetration and maintain a strong presence. Successfully reaching and retaining customers within our niche market is crucial. Our failure to effectively market our products, to differentiate ourselves from competitors, or to adapt to the specific needs and preferences of this market could prevent us from acquiring or retaining a sufficient customer base.

Our marketing efforts and brand promotion activities may not be effective.

Our ability to attract and retain customers and to expand our market presence is significantly dependent on the effectiveness of our marketing efforts and brand promotion activities. There is a risk that these efforts may not resonate with our target audience or may not be as effective as those of our competitors, which could materially affect our ability to grow our business. The success of our marketing efforts depends on a range of factors, including our ability to select the right marketing channels, craft messages that align with our target customers' values and needs, and execute campaigns effectively. Ineffective marketing strategies or campaigns that do not engage our target audience could lead to wasted expenditures and reduced revenue.

As the market for AI products evolves, competition in the GPU hosting market for training and inference is expected to increase.

The market for artificial intelligence (AI) products is rapidly evolving, and this evolution is driving an increase in demand for Graphics Processing Unit (GPU) hosting services, which are essential for AI training and inference tasks. As this market grows, we anticipate that competition among providers of GPU hosting will intensify, potentially affecting our market share and profitability. New entrants may emerge and offer GPU hosting services, potentially with competitive pricing, enhanced performance, or additional features. Established tech companies may also expand their offerings to include GPU hosting, leveraging their existing infrastructure and customer base.

As AI infrastructure technologies evolve, the need for our infrastructure products may decrease, affecting the financial condition of the company.

The market for AI infrastructure is subject to rapid technological evolution. Changes in technology could alter the demand for certain infrastructure products that we currently provide. As new infrastructure technologies emerge, the need for our existing products may diminish, which could have a substantial impact on our revenue and financial condition. The demand for our infrastructure products may be adversely affected by technological obsolescence, in development and innovation challenges, and market shifts.

The risk of our products becoming obsolete is significant in the AI technology sector, where advancements are continuous and often disruptive. If we are unable to adapt our product offerings to align with evolving technologies, our products may become less relevant or obsolete. If we fail to predict industry trends accurately or encounter resource limitations in research and development, we may not be able to offer competitive products.

Shifts in the market towards different AI infrastructure solutions, such as cloud-based services, specialized AI chips, or quantum computing, may reduce the reliance on the types of infrastructure we provide. This shift could result in a decline in sales for our existing products.

Changes in hardware technologies related to AI model training and inference may reduce the value of the companies planned hardware investments, affecting the financial condition of the company.

Our business model, which includes significant investments in GPU hardware for AI model training and inference, is subject to the risk of rapid technological change. Developments in AI hardware technologies may result in our current or planned hardware becoming less competitive or obsolete, which could adversely affect our financial condition. We plan to commit substantial financial resources to acquire GPUs for our hardware rental market and to support our consulting practice and open-source projects. The field of AI is characterized by swift advancements in technology. Newer, more efficient forms of hardware for AI model training and inference could emerge, which might offer superior performance or cost advantages compared to GPUs. If GPUs are surpassed by more advanced technologies, the expected return on our investment may not materialize. The residual value of our GPUs is predicated on their continued utility in the AI market. Technological changes that render these GPUs less useful could diminish their resale value, thereby impacting our financial results.

The sales and onboarding process of new partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations.

Our collaboration with other AI companies, which utilize our infrastructure for their operations, along with incubation of those companies as strategic partners is a key component of our growth strategy. However, the process of negotiating and integrating new partners onto our infrastructure platform may encounter unexpected delays, which could impact our financial performance. Factors affecting this risk include complex sales cycles, challenges in integration and onboarding, allocation of resources, and challenges in forecasting revenue and expenses.

Engagements with potential partners in the AI industry often involve complex sales cycles due to the technical nature of our infrastructure and the strategic considerations of our partners. These cycles can be extended by factors such as lengthy due diligence, negotiation of terms, and the customization of solutions, which may delay revenue recognition. Extended sales and onboarding cycles introduce variability into our revenue forecasts. If these cycles extend beyond our expectations, it may result in uneven revenue streams and make it challenging to predict financial results accurately.

Once a partnership or incubation agreement is reached, the technical integration and onboarding process can be time-consuming. Technical compatibility issues, data migration complexities, and the need for training partner personnel can all contribute to longer onboarding times than initially projected. The allocation of our resources, including personnel and infrastructure, to the onboarding of new partners could impact our ability to service existing partners or delay other potential revenue-generating activities.

We may become increasingly dependent on a few key partnerships. Delays in the onboarding of such partners could therefore have a disproportionate impact on our expected revenues.

Our ability to expand our hosting and data center services may be adversely affected by a global shortage or limited availability of GPU resources.

Our growth strategy includes scaling our hosting and data center capabilities. We rely heavily on the availability of GPUs, which are critical components in the provision of hosting and data center services for AI applications. A global shortage or limited availability of GPUs could significantly impede our ability to expand our services and meet customer demand, which in turn could adversely affect our business and operational results.

Disruptions in the supply chain for GPUs, whether due to manufacturing bottlenecks, increased global demand, trade restrictions, or unforeseen events, could limit our ability to procure these vital components on favorable terms, or at all. This could also lead to increased prices, thereby elevating our capital expenditures and operating costs. This escalation in costs may not be fully recoverable through client pricing, particularly in a competitive market, which could result in reduced margins.

A rapid change in the availability of AI drivers for a wider range of GPU manufacturers may cause a reduction in the costs of GPU resources, reducing demand for our services and adversely affecting the company's financial performance.

Our business model is predicated, in part, on the current market dynamics where specialized AI drivers are typically available for a limited range of high-end GPUs, which are more costly. If AI drivers become widely available for a broader and less expensive range of GPUs, this could lead to significant changes in the industry and our business. The widespread availability of AI drivers for less expensive GPUs may lead to a decrease in overall GPU costs. This reduction could exert pressure on the pricing structure of our services as customers seek cheaper alternatives or opt to manage their own GPU resources in-house. As lower-cost GPUs become viable for AI applications, the demand for our specialized hosting services that utilize higher-end, more expensive GPUs could diminish, potentially resulting in a decline in revenue. This change could alter the competitive landscape, allowing new entrants to offer comparable services at lower prices or enabling existing customers to switch to alternative providers or solutions.

The value of our investment in GPU resources may depreciate more rapidly than anticipated if they are perceived as less necessary or advantageous, which could impact our balance sheet and future investment strategies. Therefore, we may be required to reevaluate our strategic focus and investment in high-end GPU resources, which could involve significant redirection of capital and resources and may distract from other operational priorities.

If we do not successfully anticipate market needs, enhance our existing products, execute on delivering quality products and services, or develop new products and services that meet those needs on a timely basis, it may not be able to compete effectively and its ability to generate revenues will suffer.

The process of developing new products, anticipating market needs, and implementing changes to existing products is complex and uncertain. If we fail to accurately predict user preferences or industry trends, or if we experience technical challenges or delays, the viability of these products could be compromised. The success of our business depends on our ability to continually improve our product offerings and to introduce new products that meet the evolving needs of our users. However, there is a risk that new products or changes to existing products may not achieve the market acceptance necessary to generate significant revenue and may adversely affect the use of our products.

We rely on the availability of open-source products to support our hosting infrastructure and GPU rental services, if competitive open-source products become more difficult to obtain, the company's costs may increase.

Our business model includes the utilization of open-source software products to support our hosting infrastructure and GPU rental services. These products provide cost efficiencies and flexibility that are instrumental to our operations. However, changes in the availability or licensing terms of open-source products could significantly affect our business.

We depend on various open-source software products for critical aspects of our hosting and GPU rental services. If these products were to become less available, or if the community of developers maintaining them were to diminish, we could face challenges in maintaining service continuity or performance levels. Should competitive open-source products become scarce or if their licensing terms change unfavorably, we may be compelled to seek alternative solutions, including commercial software licenses, which are typically more costly. This shift could lead to increased operating expenses and reduced margins.

Open-source projects are also subject to licenses that govern how the software can be used and distributed. Any misinterpretation of these licenses or changes in licensing terms could lead to legal challenges, which might disrupt our operations and result in additional costs. Open-source products that we rely on require regular updates and management to ensure they remain secure and functional. If updates are no longer provided or if compatibility issues arise with other components of our infrastructure, we may need to invest additional resources to remedy these issues. The quality and security of open-source software can vary and often depend on an active community for updates and patches. A decrease in community support for open-source products we rely on could expose us to increased security vulnerabilities and reliability issues.

The aforementioned risks reflect the potential impact that changes in the availability and management of open-source products could have on our business operations and financial performance. We continuously monitor our reliance on these products and are prepared to respond appropriately to manage these risks.

Our open-source projects and libraries may fail to attract developers, thus reducing the effectiveness of the company's marketing programs.

We leverage open-source projects and libraries as part of our marketing strategy to build a community around our technology and to demonstrate our expertise and commitment to innovation. However, there are inherent risks associated with this approach. Our ability to attract a critical mass of developers to use and contribute to our open-source projects is uncertain. A lack of engagement from the developer community could undermine these projects' viability as a marketing tool.

The success of open-source projects as a marketing tool depends on the community's perception of their quality and utility. If these projects are seen as poorly maintained or ineffective, it could negatively impact our reputation. In addition, the open-source ecosystem is highly competitive. Developers have a vast array of projects to choose from, and our offerings may not stand out, limiting their effectiveness for marketing purposes.

Significant resources are required to maintain open-source projects at a level that ensures they are effective marketing tools. If the return on this investment is not as high as anticipated, it could adversely affect our marketing budget and overall financial performance.

Investors should consider the potential for our open-source projects and libraries to fall short of attracting developer interest, which could diminish the impact of our marketing efforts and potentially affect our business growth and brand image.

It may be difficult to monetize software and technologies we develop as open-source projects.

As we manage and contribute to open-source projects, our ability to monetize these efforts may face significant challenges. The open-source model, while fostering collaboration and adoption, may limit traditional revenue generation opportunities. The inherent nature of open-source software—being freely available—requires us to develop innovative monetization strategies, such as offering premium support or additional proprietary features. There is no guarantee these strategies will be successful in generating significant revenue.

The open-source community often has expectations regarding the availability and pricing of offerings derived from open-source projects. Any attempt to monetize might meet with resistance from this community, which could impact adoption and revenue potential.

Since open-source software can be freely modified and redistributed by anyone. Competitors may use our open-source projects to create competing services or products, potentially undermining our monetization efforts.

Convincing users to pay for services or products that are based on open-source projects requires a compelling value proposition. If customers do not perceive enough value in our paid offerings compared to the free version, they may choose not to purchase additional services or features. Monetizing open-source projects often involves indirect revenue streams which may be less predictable and more volatile compared to traditional software sales, complicating revenue recognition and forecasting.

Our use of open-source technology could impose limitations on its ability to commercialize our software.

Our software products incorporate open-source components, and while this can offer advantages such as reduced costs and increased innovation, it also introduces risks that could affect our ability to commercialize our software. Open-source components are subject to licenses that can impose certain obligations and restrictions on how we use and distribute our software. Non-compliance with these licenses could result in legal disputes or force us to re-engineer our software, incurring significant costs and delays.

There is a risk that open-source code could inadvertently be incorporated into our proprietary codebase, which could compromise our intellectual property and potentially allow third parties to claim rights to our proprietary software.

The very nature of open-source software means that our competitors have access to the same open-source resources. This could potentially reduce our competitive advantage and impact our ability to differentiate our software in the market. Many open-source projects rely on community-based support and contributions. A decline in community support for projects we rely on could impact the functionality and security of our software.

Investors should be aware that our use of open-source technology could impose limitations on our ability to commercialize our software. The risks associated with open-source licensing, intellectual property, and security must be carefully managed to mitigate potential negative impacts on our business.

We are continuing to develop new products and services offerings, and if we are unable to manage the related risks, our growth prospects, business, financial condition, and results of operations could be adversely affected.

The ongoing development of new products and services is crucial to our growth strategy. However, this process is inherently risky and subject to uncertainties. The inability to effectively manage these risks can hinder our growth and negatively impact our business and financial performance. The success of new products and services is uncertain and requires significant investment in research and development. If our innovations fail to meet market needs or consumer expectations, or if they are not brought to market in a timely and cost-effective manner, our investment may not yield the expected returns. There is a risk that new products and services may not achieve sufficient market penetration or scale to recover development costs or become profitable.

Allocating resources to new product development may divert attention and capital from other business areas. If our new product initiatives do not yield the anticipated benefits, we may have missed other valuable business opportunities.

The markets in which we operate are highly competitive. If competitors introduce new products and services that are superior to ours or that achieve faster market penetration, our ability to grow could be compromised.

If we do not successfully manage the risks associated with product development, including those related to innovation, market acceptance, competition, and quality, our future growth prospects and our business, financial condition, and results of operations could be adversely affected.

The company's products are highly technical, and if they contain undetected errors our business and financial results could be adversely affected.

Our products are complex and may contain undetected errors, defects, or bugs. Despite testing, errors may only become apparent after their release and use by customers. The occurrence of any significant errors could result in a product recall or replacement, damage to our reputation, and additional costs. If any of our products are found to have critical errors, we may be forced to recall or provide replacements, which would result in additional costs and could harm our profitability.

If undetected errors are found later, resources may need to be diverted to address the existing product issues rather than focusing on the development of new products, thus impacting our growth and future product pipeline. If our competitors are able to provide error-free products, we may lose market share, which could adversely affect our business performance. Ensuring that new products and services meet quality standards and are free from defects is vital. Failure to achieve high quality or to resolve technical issues could result in reputational damage, product recalls, or increased warranty costs.

The risk associated with highly technical products and the potential for undetected errors should be considered by investors, as they could lead to significant post-release costs, loss of market confidence, and adverse effects on our financial results.

We may evaluate and potentially consummate acquisitions and incubation partnerships, which could require significant management attention, consume our financial resources, disrupt our business, and adversely affect our financial results.

As part of our growth strategy, we consider acquisitions and incubation partnerships that align with our business objectives. However, these activities carry inherent risks that could impact our operations and financial performance. The process of evaluating and integrating acquisitions or establishing partnerships demands considerable management time and focus. This diversion of attention could affect our ability to manage day-to-day operations effectively. Acquisitions and partnerships often require substantial financial investment. This could constrain our liquidity and capital resources, impacting our ability to pursue other strategic opportunities or necessitating additional financing.

The integration of acquired companies or the establishment of partnerships may not go as planned. Cultural misalignment, retention of key employees, or unanticipated operational challenges could disrupt our business.

Financing acquisitions or partnerships may involve issuing additional equity securities, which could dilute existing shareholder value. Any newly acquired businesses or incubation projects may fail to perform as expected. There is no guarantee that these ventures will generate sufficient revenue to offset the costs associated with the acquisition or partnership. If an acquisition or partnership does not yield the expected strategic benefits or is not financially successful, we may be forced to write down the value of the investment, impacting our financial results.

Investors should be aware that while acquisitions and incubation partnerships could provide strategic benefits and potential growth, they also present risks that could adversely affect our operations and financial outcomes.

If the company does not continue to develop technologically advanced products that successfully integrate with the software products and enhancements used by its customers, future revenues and its operating results may be negatively affected.

Our workflow-related products are designed to integrate seamlessly with the software systems our customers are already using. The ongoing development and enhancement of these integrated solutions are essential to our value proposition. As our customers' software systems evolve, we must continuously update and refine our products to maintain compatibility. Failure to do so could lead to integration issues, diminishing the functionality and appeal of our products.

The pace of technological change in the artificial intelligence market is rapid, and there is a risk that we may not keep up with new software products and enhancements entering the market. This could result in our products becoming obsolete or less competitive. Maintaining technological advancement requires significant investment in research and development. Insufficient investment or unsuccessful development efforts could impair our ability to offer competitive products.

Our customers expect our products to be at the forefront of technological innovation and to provide seamless integration. If we fall short of these expectations, customer satisfaction and retention could be impacted. Investors should be aware that the inability to continually develop and integrate technologically advanced products with those used by our customers could negatively impact future revenues and operating results.

We are pursuing multiple business strategies and expect to expand our development capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.

Our business model involves the simultaneous pursuit of various strategies and the expansion of our development capabilities. While these endeavors are intended to foster growth and diversification, they also introduce complexities in management and operations. Effective management of multiple business units requires judicious allocation of resources. Inadequate allocation could lead to underperformance in certain units and impede overall business objectives.

As we expand our development capabilities and grow our business units, operational complexity will increase. Managing this complexity without significant disruptions to existing operations poses a substantial challenge. Balancing the priorities of different business strategies may lead to conflicts in strategic focus, potentially diluting the effectiveness of our business efforts and leading to suboptimal outcomes.

Our leadership team's ability to oversee multiple business units and expansion initiatives is finite. Excessive demands on management could lead to oversight gaps and strategic missteps.

The integration of new business units or expansion of development capabilities may not proceed smoothly, potentially leading to inefficiencies, duplication of efforts, or cultural misalignment. Rapid growth can strain our systems, processes, and staff, and if not managed properly, can lead to operational inefficiencies, a decline in service quality, or increased costs.

Our ability to manage these complexities will be critical to our success and failure to do so could lead to operational disruptions and negatively impact our business.

We depend on skilled employees and could be impacted by a shortage of critical skills.

Our success is heavily reliant on our ability to attract, retain, and motivate highly skilled employees, particularly those with expertise in areas critical to our business operations. The market for skilled workers in our industry is highly competitive, and a shortage of individuals with essential skills could have a significant adverse impact on our business. If we are unable to recruit sufficiently skilled personnel, our capacity to develop and deliver high-quality products and services may be compromised, potentially delaying product releases and harming our competitive position. Our continued success also depends on our ability to retain key employees. The loss of critical staff, or the inability to replace them in a timely manner, could disrupt our operations and delay our strategic plans.

The rapid growth of the Artificial Intelligence market, limited pool of experienced talent, and demand for skilled workers may lead to wage inflation, which could increase our operating costs. If we are unable to pass these costs on to our customers through higher prices, our profit margins could suffer.

To mitigate the risk of a skills shortage, we may need to invest in training and developing our existing workforce at a higher level than planned, which would increase our expenses and could impact our financial results. Skilled employees contribute significantly to our intellectual capital. A shortage in critical skills could lead to a decrease in innovation, affecting our ability to maintain a competitive edge.

Our ability to maintain a competitive position is contingent upon our success in managing the risks associated with recruiting and retaining a skilled workforce. A failure to do so could adversely affect our growth prospects, business, and financial results.

The company may fail to attract experienced technology consultants in the areas of AI and ML which may inhibit the company’s growth in the consulting market.

Our growth prospects in the technology consulting market, particularly in AI and ML, are heavily dependent on our ability to attract and retain experienced consultants. The industry for such talent is highly competitive and a failure to attract these professionals may impede our growth. Experienced consultants in AI and ML are in high demand and short supply. If we are unable to offer competitive compensation, career development opportunities, and a compelling work environment, we may struggle to recruit and keep top talent.

The quality of our consulting services is directly related to the expertise of our consultants. Without experienced professionals, our ability to provide high-quality, innovative solutions could diminish, potentially impacting client satisfaction and retention. If competitors are more successful in hiring and retaining skilled consultants, they may gain a competitive advantage in terms of the services they can offer, which could result in a loss of market share for us.

The cost of hiring and retaining top talent in AI and ML can be significant. Higher wage demands from experienced consultants could increase our operational costs and affect our profitability. Expanding our consulting services relies on having a robust team of knowledgeable consultants. A failure to build such a team may limit our ability to scale our services in line with market demand.

Investors should be aware that our ability to compete in the technology consulting sector, particularly in the specialized fields of AI and ML, hinges on our success in attracting and retaining a skilled consultant workforce. Inability to do so could adversely affect our market position and growth trajectory.

Our planned educational services to AI consultants may fail to develop marketable consultants, reducing the company's ability to effectively expand its consulting business.

We are investing in educational programs to train consultants to support data science, machine learning, and artificial intelligence projects, with the expectation that this will enhance our consulting services. However, there is a risk that these educational efforts may not produce consultants with the skills necessary to meet market demands.

If our educational services are not effective in equipping consultants with the latest skills and knowledge, our ability to offer competitive consulting services could be undermined. The industry is rapidly evolving, and there is a risk that our training programs may not adapt quickly enough to changes in technology or market needs, resulting in a skills gap.

There is also the risk that consultants, once trained, may choose to leave the company, taking their newly acquired skills to competitors or starting their own ventures.

The investment in educational services represents a significant cost. If the training does not result in effective, marketable consultants, we may not recover these costs through our consulting business.

Pricing pressures from our customers may adversely affect our results from operations.

Operating in an unproven market, we face the risk that customers may not be willing to pay premium prices for our projects. This price sensitivity can exert significant pressure on our ability to maintain profitability. A substantial part of our effort is directed towards educating potential customers about the value and benefits of our offerings. If we fail to effectively communicate this value, customers may not perceive our pricing as justified, leading to downward pricing pressures.

In an unproven market, establishing a customer base often involves competitive pricing strategies. If customers expect lower prices due to competition or lack of market validation, we may be forced to reduce our prices, which could adversely affect our margins and the results of operations.

Our target customers may be particularly cost-sensitive, which could limit our ability to set prices that reflect the investment and value of our technology and services. This sensitivity could increase the intensity of pricing negotiations and result in less favorable terms for our company.

Our costs may grow more quickly than our revenues, harming our business and profitability.

As we invest in our business and strive for growth, we face the risk that our costs could increase at a faster rate than our revenues. This imbalance can lead to financial strain and potential harm to our business operations and profitability. Expansion of our operations, including hiring new personnel, marketing initiatives, and infrastructure development, can significantly increase our costs. If our revenue growth does not keep pace with these investments, it could negatively impact our profitability.

We may incur substantial fixed costs such as rent, salaries, and utilities, as well as variable costs that fluctuate with business volume. If revenue growth does not outstrip the growth in these costs, our profit margins will be squeezed. In addition, investing in research and development is crucial for innovation and maintaining competitive advantage. However, these investments are typically made upfront, while the revenue they might generate can be uncertain and delayed.

The cost of acquiring new customers and retaining existing ones can be high. If these costs grow without a corresponding increase in revenue, our financial results may suffer. As we expand, operational inefficiencies may emerge, leading to increased costs. If not managed effectively, these inefficiencies can escalate, outpacing revenue growth.

AI models we develop may not be able to be operated profitably based on the services they provide relative to their cost of operation.

The development and operation of AI models are resource intensive. There is a risk that the costs associated with running these models may not be offset by the value of the services they provide, which could impact our profitability. AI models, especially those involving complex algorithms and large datasets, require significant computational power, which can be costly. If operational costs exceed the revenue generated from these models, it could lead to an unsustainable business model.

The economic value delivered by our AI models must align with customer expectations and willingness to pay. If customers deem the cost of services provided by our AI models to be too high relative to the perceived value, it may be challenging to operate these models profitably. Some AI models may not scale efficiently, leading to rising costs as usage grows. This can create a situation where the models become less profitable over time or as they manage more data and complexity.

Intense competition in the AI space could lead to pricing pressures, forcing us to lower the price of our services. This could make it difficult to cover the high operational costs of running AI models. Rapid advancements in technology could render current AI models less efficient or more expensive compared to newer models. Continuous investment in updating or replacing AI models to maintain cost-efficiency could strain financial resources.

Our business model is predicated, in part, on maintaining a customer base that will generate a recurring stream of revenues. If that recurring stream of revenues is not maintained or does not increase as expected, our operating results may be adversely affected.

Our long-term hosting service relies on the premise of building and sustaining a loyal customer base to ensure a consistent and growing stream of revenue. The stability of our financial model depends on our ability to retain customers and maintain or increase the revenue they generate over time.

Our ability to retain customers over the long term is critical. Any decrease in customer retention could lead to a reduction in the recurring revenue stream and impact our financial projections and sustainability. Our financial model assumes that recurring revenues will not only be maintained but will also increase. If our revenue growth stalls or declines, this could significantly affect our operating results and future financial performance. Intense competition in the hosting market may lead to customer attrition or force us to reduce prices, either of which could negatively affect our recurring revenue streams.

Our ability to maintain a recurring revenue stream is contingent upon the continued high quality of our services and our capacity for innovation. Failure to meet customer expectations in these areas could result in revenue loss. Macroeconomic downturns or shifts in industry trends could also lead to budget cuts by clients, reducing their usage of our services and, consequently, our recurring revenues.

We rely on third-party telecommunications and internet service providers, including connectivity to its cloud software, and any failure by these service providers to provide reliable services could cause the company to lose customers and subject it to claims for credits or damages, among other things.

Our GPU hosting business is highly dependent on the continuous and reliable operation of telecommunications and internet services provided by third parties. The stability and performance of these services are critical to maintaining our service commitments to customers. Our reliance on third-party data centers and cloud infrastructure means that operational control is partially out of our hands. Issues such as hardware failures, connectivity problems, or data loss at these facilities can lead to service interruptions for our customers. The remedies available to us in the event of mediocre performance or failure by our third-party providers are often limited by contract and may not provide adequate compensation for the losses incurred. Any significant downtime or service interruptions caused by our telecommunications and internet service providers could result in a disruption of our GPU hosting services. This could lead to customer dissatisfaction, the loss of customers, and damage to our reputation.

We rely on colocation providers for the physical hosting of our servers. Should these providers fail to deliver the expected level of service, including adequate power, cooling, and physical security, the integrity and performance of our hosting services could be compromised.

Our services often require seamless integration with cloud software and platforms. Any disruption in the connectivity to these cloud services could impede our ability to deliver comprehensive GPU hosting solutions.

Service level agreements (SLAs) with customers may obligate us to provide credits or compensation in the event of service failures. Repeated or significant failures could lead to substantial claims for credit or damages, affecting our financial condition. While we may have contingency plans in place, there are inherent limitations to such plans, and some service interruptions could be beyond our ability to control or mitigate.

Cybersecurity and data privacy incidents or breaches may damage client relations and inhibit our growth.

In today’s digital landscape, cybersecurity and data privacy are of paramount importance. Incidents such as data breaches, unauthorized access, or other cybersecurity incidents could significantly impact our business. A cybersecurity incident or data breach could severely damage our clients' trust in our ability to protect their sensitive information, which is critical for maintaining business relationships. Such incidents may also put us in violation of privacy laws and regulations, leading to fines, penalties, and increased regulatory scrutiny, which can be costly and divert resources from other initiatives.

Addressing cybersecurity breaches often requires substantial financial and operational resources to investigate the incident, strengthen security measures, and mitigate any harm caused to affected parties. The perception of our company in the market may be harmed if we are seen as unable to safeguard client data, potentially leading to a loss of current and future business opportunities.

Investors should be aware that despite our efforts to ensure robust cybersecurity and data privacy measures, the potential for incidents or breaches exists. Such events could adversely affect our client relations, financial condition, and prospects for growth.

Our business is subject to data security risks, including security breaches.

During our operations, we oversee sensitive client data and rely heavily on the security of our computer systems. A cybersecurity incident or data breach could have serious repercussions for our business. A breach of security could erode the trust clients place in our company and diminish our reputation in the market. Restoring reputation and trust is often a long and costly process, which could divert resources from other growth initiatives. Cybersecurity incidents can result in significant financial liabilities, including fines, penalties, and damages from lawsuits. These liabilities can be substantial and may exceed the benefits of the compromised data or systems.

We operate in an environment that increasingly values data privacy and is subject to strict regulations. A breach could result in non-compliance with these regulations, leading to legal action and penalties. Cyber-attacks can disrupt our operations, potentially leading to downtime in our services. Such disruptions could impair our ability to deliver services to clients, resulting in loss of revenue and contractual penalties. Addressing cybersecurity incidents typically requires a significant investment in terms of both time and money. This investment includes not only immediate remediation but also long-term improvements to prevent future incidents. Concerns about cybersecurity and data privacy could deter potential clients from using our services. A single incident can have a lasting impact on the growth and scaling of our business.

Investors should be aware that despite our efforts to ensure robust cybersecurity and data privacy measures, the potential for incidents or breaches exists. Such events could adversely affect our client relations, financial condition, and prospects for growth.

Our business is subject to the risks of natural disasters and other catastrophic events, and to interruption by man-made problems.

Our operations could be adversely affected by natural disasters such as earthquakes, hurricanes, floods, or wildfires, as well as man-made problems, including acts of terrorism, cyber-attacks, or widespread health emergencies. These events can disrupt our operations, damage our infrastructure, and lead to significant costs. Should a natural disaster strike in a region where our operations or key infrastructure are located, the damage could be extensive, resulting in costly repairs and significant downtime.

While we have business continuity plans in place, they may not be sufficient to address the full spectrum of disasters or catastrophic events that could occur. Incomplete or ineffective disaster recovery planning could exacerbate disruptions. Disruptions from these events can lead to operational delays, loss of critical data, and a temporary shutdown of our business activities, affecting our revenue and financial performance.

While we undertake measures to mitigate these risks, the occurrence of natural disasters and man-made problems is beyond our control and could have a material adverse effect on our business.

Our plans to expand upon and establish new public cloud-based data centers for our U.S. and international operations may be unsuccessful and may present execution and competitive risks.

Our current business strategy includes plans to expand upon our existing public cloud-based data centers and to establish new ones both within the United States and internationally. This strategy is predicated on the assumption that expanding our data center capabilities will enable us to meet the growing demand for our services, enhance our competitive position, and respond more effectively to the diverse needs of our global customer base. However, this strategy is subject to a variety of execution and competitive risks that could impede our success.

The expansion of our public cloud-based data centers will require significant capital investment. There is a risk that we may not have sufficient capital to finance the expansion fully, which may lead to delays or a reduction in the scope of our expansion plans. The construction and operation of data centers involve complex, time-consuming processes that can be subject to unforeseen delays or cost overruns. These processes include obtaining the necessary permits and approvals, constructing the physical infrastructure, and implementing advanced technological systems.

In addition, we must comply with numerous laws and regulations that are subject to change. These include regulations relating to zoning, environmental protection, and data privacy, which vary by jurisdiction. Any failure to comply with these regulations could result in fines, legal action, or delays.

Any significant disruption in our AI rental platform could prevent us from servicing customers.

Our GPU rental platform is a cornerstone of our business operations, not only for direct rental customers but also for supporting our consulting services and the open-source projects we manage. Any significant operational disruption could have serious implications. The platform's reliability is crucial. Outages or other significant disruptions could immediately impact our ability to service rental clients, which may result in financial loss, contractual penalties, and customer dissatisfaction.

As our platform also underpins our consulting projects, any disruption could harm our reputation for reliability, potentially affecting client trust and future business prospects. The platform’s integration with various services and infrastructure components means that a failure in one area could compromise the entire system, highlighting the importance of robust system architecture and effective contingency planning.

Disruptions could lead to data loss or reduced functionality, which may have a direct impact on our clients' operations and, by extension, our own business credibility and financial health. Addressing significant disruptions often requires immediate and substantial allocation of resources, diverting attention from other strategic initiatives and incurring unexpected costs.

Our GPU hosting platform and internal systems rely on software that is highly technical, and if our software contains undetected errors, our business could be adversely affected.

The effectiveness of our GPU hosting platform is underpinned by custom software that manages complex processes and operations. Despite rigorous testing, undetected errors or bugs within our software could surface and impact our service delivery. Undetected software errors could lead to operational disruptions, resulting in downtime for our clients and potential damage to our business reputation.

Errors that affect billing, resource allocation, or service delivery could have financial implications, including lost revenue, compensatory credits to customers, and increased costs associated with error correction. The reliability of our platform is crucial for maintaining client trust. Software errors can lead to dissatisfaction, and consequently, client attrition. Identifying and rectifying software errors requires resources and can be costly, diverting attention from new development and potentially delaying market initiatives. Any undetected errors in our software could have a material adverse impact on our business operations and financial performance.

We rely on third-party vendors and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

Our GPU hosting platform incorporates software and services from third-party vendors. The performance and reliability of these third-party components are critical to our overall service delivery. Dependence on third-party vendors places us at risk if these vendors fail to perform. Issues such as software bugs, service disruptions, or unavailability can directly impact the quality and continuity of our services.

If a third-party vendor were to terminate its relationship with us, we may need to find alternative solutions quickly. This could result in increased costs, service disruption, and potential loss of business while new vendor arrangements are put in place. Inadequate performance by our third-party vendors could lead to increased operational costs, including spending on customer support, additional development work, and compensatory measures for affected customers.

Our contracts with third-party vendors may have limitations on liability that do not fully cover the potential losses we could face in the event of their failure to perform. Transitioning to new vendors, should it become necessary, can be complex and time-consuming, potentially resulting in service interruptions and additional costs.

Any significant issues with third party vendors could increase our costs and have a detrimental impact on our business, financial condition, and results of operations.

We may be unable to respond quickly enough to changes in technology and technological risks and to develop our intellectual property into commercially viable products.

The AI and GPU hosting industries are characterized by rapid technological advances and changes in customer requirements. Our ability to remain competitive depends on our ability to adapt to such changes promptly and to innovate accordingly. There is a risk that our current technology may become obsolete as new developments arise. If we are unable to update our offerings or develop modern technologies quickly enough, our services may become less marketable or noncompetitive.

Keeping pace with technological change requires continuous investment in research and development. There is no guarantee that such investments will result in successful new products or enhancements to existing products. The process of developing new intellectual property into commercially viable products is complex and uncertain. We may encounter unforeseen difficulties or barriers that could delay or prevent the commercialization of our technology.

Even if we can develop innovative technologies, there is no assurance that these technologies will achieve market acceptance. Failure to gain market acceptance for new products or services could limit our ability to grow and adversely affect our financial results. As technology evolves, so do the associated risks, including cybersecurity threats and compatibility issues. Our failure to anticipate or effectively manage these risks could lead to operational disruptions or increased costs.

We cannot be certain that additional financing will be available on reasonable terms when required, or at all.

Our GPU hosting services require substantial investment in hardware to ensure we can meet customer demand and maintain a competitive edge. To finance these capital expenditures, we may need to seek additional funding. However, there are uncertainties surrounding our ability to secure such financing. The availability of financing is subject to various market conditions that may be beyond our control. During times of economic uncertainty or market instability, securing financing can be particularly challenging. If financing is available, the interest rates and terms may not be favorable. Unfavorable terms could place a significant strain on our future cash flow and profitability. Should we resort to equity financing, it could result in dilution of our current shareholders' equity and could potentially lead to downward pressure on our stock price.

Lack of access to additional financing may force us to delay or scale back our expansion plans, which could impact our ability to grow our business according to our strategic objectives.

We may face regulatory restrictions on our ability to sell our products outside the United States

As a company that operates in the field of AI, which is subject to increasing scrutiny and regulatory intervention, we acknowledge the potential for regulatory restrictions that could limit our ability to sell our products internationally.

AI technologies may be subject to export control regulations, which could restrict our ability to sell our products in certain countries or to certain entities or individuals. The regulatory environment for AI is evolving globally. New or changing regulations in other countries could impose barriers to entry or require substantial modifications to our products to meet specific local standards. The need to comply with a wide range of international regulations could result in increased costs and delays in product launches, potentially affecting our competitiveness in the global market. Potential or actual regulatory restrictions could also impact our ability to form strategic partnerships or conduct business with certain international customers, limiting our market reach.

Our business is subject to a complex and evolving regulatory environment.

Our business is subject to a wide range of laws and regulations, many of which are evolving, and failure or perceived failure to comply with such laws and regulations could harm our business, financial condition and results of operations. As the regulatory framework for artificial intelligence and machine learning technology evolves, our business, financial condition and results of operations may be adversely affected.

Risks Related to Regulatory Framework

An active trading market for our common stock may never develop or be sustained.

Our common stock is listed on the OTC Markets under the symbol “ECGR,” but is currently thinly traded. We cannot assure you that an active trading market for our common stock will develop on that quotation service or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock following the closing of the merger is likely to be volatile and could be subject to fluctuations in response to various factors, some of which are beyond our control. These fluctuations could cause you to lose all or part of your investment in our common stock as you might be unable to sell your shares at or above the price you paid for those shares. Factors that could cause fluctuations in the trading price of our common stock include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	volatility in the trading prices and trading volumes of technology stocks;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	sales of shares of our common stock by us or our stockholders;

•	failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	the financial projections we may provide to the public, any changes in those projections, or our failure to meet those projections;

•	announcements by us or our competitors of new products, features, or services;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	rumors and market speculation involving us or other companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our results of operations;

•	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

•	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	announced or completed acquisitions of businesses, products, services or technologies by us or our competitors;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in accounting standards, policies, guidelines, interpretations or principles;

•	any significant change in our management; and

•	general economic conditions and slow or negative growth of our markets.

In addition, in the past, following periods of volatility in the overall market and in the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of March 1, 2024, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 74.5% of our outstanding common, and as a result control the votes on any matter submitted to a vote of shareholders. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a “smaller reporting company,” will require that we have such a system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities, including shares of common stock underlying warrants or as a result of the conversion of convertible notes or the exercise of options or restricted stock units, or following the completion of the merger. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

We depend on key personnel and could be harmed by the loss of their services because of the limited number of qualified people in our industry.

Because of our small size, we require the continued service and performance of our management team, all of whom we consider to be key employees. Competition for highly qualified employees in the data storage industry is intense. Our success will depend to a significant degree upon our ability to attract, train, and retain highly skilled directors, officers, management, business, financial, legal, marketing, sales, and technical personnel and upon the continued contributions of such people. In addition, we may not be able to retain our current key employees. The loss of the services of one or more of our key personnel and our failure to attract additional highly qualified personnel could impair our ability to expand our operations and provide service to our customers.

We currently do not have employment agreements with most of our management and are not currently paying them any compensation. As a result, management’s only incentive for continuing to work for us is due to their stock ownership in us. Our management will not be able to work for us indefinitely without being paid. We plan to enter into employment contracts with management, and begin paying them compensation, once we are able to raise capital to fund our business.

Substantial future sales of shares of our common stock could cause the market price of our common stock to decline.

Sales of a substantial number of shares of our common stock in the public market following the completion of the merger, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing equity holders have substantial unrecognized gains on the value of the equity they hold, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares.

Our common stock market price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our securities would likely decline. We currently do not have any analyst coverage of our common stock. If no, or only a few, securities analysts commence coverage of us, or if one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our securities could decrease, which might cause the price and trading volume of our common stock to decline.

We will incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies in the United States, which may harm our business.

As a public company listed in the United States, we will incur significant additional legal, accounting and other expenses. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and any exchange on which we list our shares, may increase legal and financial compliance costs and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If, notwithstanding our efforts, we fail to comply with new laws, regulations and standards, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

Failure to comply with these rules might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events would also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of senior management.

We do not intend to pay dividends for the foreseeable future.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Risk Management and Strategy

We have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees receive annual cybersecurity awareness training, including specific topics related to social engineering and email frauds. We utilize an outsourced information technology firm and consultants with significant expertise in cybersecurity. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our Information Technology General Controls are firmly established based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework and cover areas such as risk management, data backup, and disaster recovery. We have utilized an outsourced information technology consultant to reduce and monitor security threats and vulnerabilities.  As part of our gap analysis, identified vulnerabilities have been, and will continue to be, promptly addressed with our senior business leadership and our Board of Directors.

Governance

Our Board of Directors is responsible for overseeing our cybersecurity risk management and strategy. Our President regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

ITEM 2. PROPERTIES

The Company currently subleases office space at 1501 E. Woodfield Road, Suite 114E, Schaumburg, Illinois, from an affiliate of Ed Honour, the Company’s chief executive officer, the affiliate’s cost with no markup. The affiliate is in the process of transferring the lease to the Company so that the Company would be direct lessee from the landlord.

Effective December 14, 2023, the Company entered into a Master Services Agreement and Service Order with Databank Holdings Inc, ("Databank") to provide the Company with server collocation services at their Databank-ORD4 location in Oakbrook Illinois.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the quarterly high and low daily close for our common stock for the two years ended December 31, 2023. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended December 31, 2023
First Quarter	$0.18	$0.05
Second Quarter	$2.50	$0.02
Third Quarter	$0.25	$0.0151
Fourth Quarter	$0.15	$0.03
Year ended December 31, 2022
First Quarter	$1.037	$0.21
Second Quarter	$0.90	$0.41
Third Quarter	$0.32	$0.01
Fourth Quarter	$0.15	$0.07

The over the counter market does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the over the counter market may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding over the counter market. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the over the counter market.

Our Common Stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “ECGR” Because our Common Stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our Common Stock.

Holders

As of March 4, 2024 there were 310 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 North Dallas Parkway, Plano, TX. 75093, telephone (469)-633-0101.

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

Plan of Operation

From January 1, 2023 to December 14, 2023, the Company had no operations or revenues from a continuing business other than the general and administrative expenditures related to running the Company.

On December 14, 2023, our Board of Directors approved the appointment of Edward Honour, Jeffrey Lozinski, Joseph Lehman, and Robert Jackson to the Board of Directors of the Company, and appointed Edward Honour as Chairman (the “New Directors”). Erik Nelson remained a director of the Company. At the same time, the Board of Directors approved the issuance of 21,600,000 shares of common stock in the Company’s offering at $0.001 per share, of which 19,950,000 were acquired by the New Directors and the remainder were acquired by new employees. In addition, the Board of Directors also approved a private offering of 10,000,000 shares of common stock at $0.05 per share, and the spouse of a New Director purchased the initial 1,000,000 shares in such offering. As a result of both transactions, the New Directors and their affiliates acquired an aggregate of 20,950,000 Shares of common stock in the Company, which is control of a majority of the issued and outstanding common shares of the Company at the time.

On December 14, 2023, the Board of Directors approved a resolution to enter the business of artificial intelligence hosting, research & development, and consulting, and since has entered into a number of contracts and raised a material amount of capital from the private placement of its common stock to capitalize the business. As a result, the Company believes it no longer qualifies as a shell company.

Results of Operations

Comparison of Results of Operations for Years Ended December 31, 2023 and 2022.

Revenues

The Company did not generate any revenues during the years ended December 31, 2023 or 2022. The Company does not believe that revenues in the 2023 fiscal year are reflective of future revenues, as the Company expects to begin revenue generating operations in the first quarter of fiscal 2024 as a result of its recent entry into the AI business.

Operating Expenses

During the year ended December 31, 2023 the Company incurred $121,538 in operating expenses compared to $75,653 in operating expenses during the prior year ended December 31, 2022. Operating expenses for the 2023 fiscal year were primarily comprised of legal and accounting fees, Delaware taxes and other fees associated with being a public company. The higher level of operating expenses in fiscal 2023 as compared to fiscal 2022 is attributable to expenses incurred as part of the Company’s entry into the AI business. The Company expects that operating expenses will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the year ended December 31, 2023 the Company incurred $39,424 in other expenses, as compared to $18,478 of other expenses during the prior year ended December 31, 2022. In each year, other expenses consisted of interest accrued on loans made to the Company by entities affiliated with management. The higher level of interest expense in fiscal 2023 as compared to fiscal 2022 is attributable to higher loan balances in 2023 as the Company borrowed money to finance its ongoing general and administrative expenses.

Net Income (Loss)

During the year ended December 31, 2023 the Company incurred a net loss of ($160,962), or ($0.03) per share, as compared to a net loss of ($94,131), or ($0.02) per share, during the prior year ended December 31, 2022. The increase in the Company’s net loss in fiscal 2023 as compared to fiscal 2022 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2023, the Company had $17,931 in cash on hand.

During the year ended December 31, 2023 the Company had a net loss of ($160,962).

Cash flows used in operating activities were ($113,719) for the year ended December 31, 2023 compared to cash flows used of ($63,287) for the year ended December 31, 2022. The increase in cash flows used in operating activities for fiscal 2023 compared to fiscal 2022 is primarily attributable to a higher net loss in fiscal 2023.

Cash flows used in investing activities were ($13,326) for the year ended December 31, 2023 compared to cash flows used in investing activities of $-0- for the year ended December 31, 2022. The entire increase during fiscal 2023 period compared to fiscal 2022 in cash flows used by investing activities is due to the purchase of equipment to be used in our new of business.

Cash flows provided by financing activities were $163,600 for the year ended December 31, 2023 compared to cash flows provided by financing activities of $60,000 for the year ended December 31, 2022. The increase in cash flows provided by financing activities in fiscal 2023 is primarily attributable to $71,600 received from the private placement of common stock. The remaining increase in cash flows from financing activities is attributable to the receipt of advances from related parties of $92,000 in fiscal 2023 as compared to $60,000 in fiscal 2022.

Management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. The Company needs substantial capital to carryout out its current business, and there is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

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

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2023 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the financial statements. For further information on the critical accounting policies, see Note 1 of the Financial Statements.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. The most significant estimates relate to income taxes and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

Stock-based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance outlined in Section 718-10 of the FASB ASC for disclosure about stock-based compensation. This section requires a public entity to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which service is provided. No compensation cost is recognized for equity instruments for which service is not provided or rendered.

Related party transactions

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. In accordance with ASC 850, the Company’s financial statements include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business, as well as transactions that are eliminated in the preparation of financial statements.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of August 31, 2021 there were no common stock equivalents that were dilutive.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between depreciation which is deductible for tax purposes prior to being deductible for book purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income.

From time to time, the Company may have differences in computing the book and tax bases of property and equipment; reserves for bad debts; capitalized overhead included in inventories; bonus plan payables, and accrued wages to shareholders/employees. Deferred tax expense or benefit is the result of the changes in the deferred tax assets, net of the valuation reserve, and liabilities.

The Company accounts for income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 740 (“FASB ASC 740”), Income Taxes, which clarifies the accounting and disclosure requirements for uncertainty in tax positions. It requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. Management regularly reviews and analyzes all tax positions and has determined that no uncertain tax positions requiring recognition have occurred.

In general, the Company’s income tax returns are subject to examination by the taxing authorities for three years after they were filed. The Company has not filed any tax returns.

Recent Accounting Pronouncements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Kinetic Seas Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kinetic Seas Incorporated as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2021

Lakewood, CO

April 10, 2024

KINETIC SEAS INCORPORATED

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$17,931	$1,376
Total current assets	17,931	1,376
Property and equipment	13,141	–
Total assets	$31,072	$1,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$–	$12,366
Accrued liabilities	33,486	33,486
Accrued interest	11,098	21,674
Notes payable related parties	182,000	90,000
Total current liabilities	226,584	157,526

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 26,646,000 and 3,046,000 shares issued and outstanding, respectively as of December 31, 2023 and December 31, 2022	266	30
Additional paid-in-capital	922,020	800,656
Accumulated deficit	(1,117,798)	(956,835)
Total stockholders' deficit	(195,512)	(156,149)
Total liabilities and stockholders' deficit	$31,072	$1,376

The accompanying notes are an integral part of these condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022

Revenues
Revenues	$–	$–
Cost of goods sold	–	–
Gross margin	–	–

Operating expenses
Selling, general and administrative expenses	121,538	75,653
Total operating expenses	121,538	75,653
Loss from operations	(121,538)	(75,653)
Other income (expense):
Interest expense	(39,424)	(18,478)
Total other income and expense	(39,424)	(18,478)
Net (loss)	$(160,962)	$(94,131)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	4,352,849	3,046,000

The accompanying notes are an integral part of these condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	3,046,000	30	800,656	(862,704)	$(62,018)

Net loss	–	–	–	(94,131)	(94,131)

Balance, December 31, 2022	3,046,000	$30	$800,656	$(956,835)	$(156,149)

			Additional		Total
	Common Stock		Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	3,046,000	$30	$800,656	$(956,835)	$(156,149)

Common stock issued for cash	22,600,000	226	71,374	–	71,600

Payment of accrued interest with common stock	1,000,000	10	49,990	–	50,000

Net loss	–	–	–	(160,962)	(160,962)

Balance, December 31, 2023	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

The accompanying notes are an integral part of these condensed financial statements

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2023	Year ended December 31, 2022
Cash flows used in operating activities
Net (loss) from operations	$(160,962)	$(94,131)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	185	–
Changes in assets and liabilities
Accounts payable	(12,366)	12,366
Accrued interest	39,424	18,478
Net cash used in operating activities	(133,719)	(63,287)

Cash flows (used in) investing activities
Purchases of property and equipment	(13,326)	–
Net cash (used in) investing activities	(13,326)	–

Cash flows provided by financing activities
Advances by related party	92,000	60,000
Proceeds from common stock issued for cash	71,600	–
Net cash provided by financing activities	163,600	60,000

Net increase (decrease) in cash	16,555	(3,287)
Cash, beginning of period	1,376	4,663
Cash, end of period	$17,931	$1,376

Supplemental disclosure of non-cash financing activity:
Reduction of accrued interest with common stock	$50,000	$–

The accompanying notes are an integral part of these condensed financial statements

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Kinetic Seas Incorporated (the “Company”) was formed on January 3, 2015 as a Colorado corporation with the name ONCO Merger Sub, Inc. On January 5, 2025, the Company merged with Oncology Med, Inc. as part of a holding company reorganization involving Oracle Nutraceuticals Company, under which the Company was the surviving entity in the merger. On January 18, 2015, the Company changed its name to Oncology Med, Inc. On September 16, 2016, the Company changed its name to Bellatora, Inc. On January 19, 2024, the Company changed its name to Kinetic Seas Incorporated.

The Company is an Artificial Intelligence (“AI”) consulting, research and development, infrastructure, and software company with a primary focus on GPU Cloud Hosting.

By a written consent dated December 14, 2023, the Board of Directors of the Company approved the appointment of Edward Honour, Jeffey Lozinski, Joseph Lehman, and Robert Jackson to the Board of Directors of the Company, and appointed Edward Honour as Chairman (the “New Directors”). At the same time, the Board of Directors approved the issuance of 21,600,000 shares of common stock at $0.001 per share to the New Directors and certain new employees, of which 19,950,000 were acquired by the New Directors. In addition, the Board of Directors also approved a private offering of 10,000,000 shares of common stock at $0.05 per share. An affiliate of a New Director purchased the initial 1,000,000 shares in such offering. As a result of both transactions, the New Directors and their affiliates acquired an aggregate of 20,950,000 Shares of common stock, which constituted approximately 84% of issued and outstanding common shares of the Company at the time.

The appointment of the New Directors to the Company’s board, and sale to the New Directors of a controlling interest in the Company, were made in order to enable the Company to enter the business of artificial intelligence hosting, research & development, and consulting. Prior to the change in control to the New Directors, the Company was a shell company.

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

Revenue Recognition

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605. For the years ended December 31, 2023 and December 31, 2022 we did not generate any revenue and the financial statements were not impacted as a result of the application of Topic 606 compared to Topic 605.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31, 2023 and December 31, 2022 the Company’s cash and cash equivalents totaled $17,931 and $1,376 respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and requires entities to provide more details about the reconciling items in some categories if items meet a quantitative threshold. The ASU also requires entities to disclose income taxes paid, net of refunds, disaggregated by federal (national), state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance makes several other changes to the disclosure requirements. The ASU is required to be applied prospectively, with the option to apply it retrospectively. The ASU is effective for the Company for fiscal years beginning after December 15, 2024. We do not anticipate that the adoption of this ASU will have a significant impact on our financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of December 31, 2023, the Company had an accumulated deficit of $1,117,798 and a working capital deficit of $208,563.

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

NOTE 4 – ACCRUED LIABILITIES

As of December 31, 2023 and December 31, 2022 the Company had $33,486 and $33,486, respectively in accrued liabilities. These accrued liabilities represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”). CIP’s managing director is Erik Nelson who is also the CEO of the Company. On March 31, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000 plus $21,674 in accrued interest. During the fiscal year ended December 31, 2023, CIP made additional loan amounts of $5,000 on February 15, 2023, $22,000 on March 29, 2023, $11,000 on March 31, 2023, $10,000 on May 10, 2023, $4,000 on June 29, 2023, $10,000 on July 5, 2023, $15,000 on August 21, 2023 and $15,000 on November 6, 2023. On December 14, 2023, the Company and CIP agreed to convert $50,000 of indebtedness under the Promissory Note into 1,000,000 shares of the Company’s common stock at $0.05 per share. Also subsequent to December 14, 2023 the interest rate was reduced to 12% for the period from December 31, 2023 through December 31, 2023.

The conversion of debt into stock reduced the balance owed on the Promissory Note to $182,000 of principal and $11,098 of interest as of December 31, 2023.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 50,000,000 shares of preferred stock, par value $0.00001 per share. As of December 31, 2023, and December 31, 2022, there were 26,646,000 and 3,046,000 shares of common stock outstanding, respectively. As of August 31, 2023 and August 31, 2022, our board of directors had authorized the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 10,000,000 shares, of which no shares had been issued.

On December 14, 2023, the Board of Directors approved the issuance of 21,600,000 shares of common stock for $0.001 per share to the Company’s new officers, directors and new employees.

On December 14, 2023, the Board of Directors approved the issuance of 1,000,000 shares of common stock to CIP for $0.05 per share in conversion of $50,000 of indebtedness due under a promissory note held by CIP.

On December 14, 2023, the Board of Directors approved an offering of up to 10,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. Prior to year end, the Company issued 1,000,000 shares in the offering for an investment of $50,000.

Warrants

The Company has outstanding 500,000 Class A Warrants and 500,000 Class B Warrants. The Class A Warrants are exercisable at $1.00 per share until June 20, 2026 and the Class B Warrants are exercisable at $2.50 per share until June 20, 2026. The Class A and B Warrants are exercisable at any time by the holder on a cash or cashless basis, provided that the holder may not exercise the warrants if the holder would own more than 4.99% of the Company immediately following the exercise, provided that the holder has the right to increase such percentage to no more than 9.99% upon at least 61 days prior written notice to the Company.

Reverse Stock Split

On June 5, 2023 the Company effected a 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. As that time the split was declared the Company had 140,790,867 shares outstanding. Post split there are now 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 in excess of the amounts anticipated by the split. This split has been retroactively applied in the financial statement to all prior periods, and reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

NOTE 7 – SUBSEQUENT EVENTS

On January 19, 2024, the Company filed an amendment to its Articles of Incorporation with the State of Colorado to change its name to “Kinetic Seas Incorporated.” The amendment was effective on filing.

Since January 1, 2024, the Company has issued an additional 4,500,000 shares to three investors in the Company’s $0.05 private offering of common stock, for gross proceeds of $225,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure control and procedures were not effective as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of March 29, 2024:

Name	Age	Position
Edward Honour	66	CEO, CFO and Chairman
Jeffrey Lozinski	61	Chief Operating Officer and Director
Joseph Lehmann	46	Chief Technical Officer and Director
Robert Jackson	66	Director
Erik S. Nelson	56	Director

Edward Honour Since 2013, Mr. Honour has been a technical consultant for the Department of Energy’s Argonne National Laboratory. In 2021 he co-founded GEX Data Labs, which was responsible for the development of several open source applications supporting data science and machine learning infrastructure along with a proprietary workflow management system.  In 2020 he was part of the team that developed an R&D 100 Award Winning data science, machine learning, and artificial intelligence application for the Department of Homeland Security, TIDE.  For the project he was responsible for design, development, and implementation of the technical infrastructure and software interfaces.  In 1994, Mr. Honour was the founder of Software Dynamics where he managed successful large-scale development projects for Fortune 100 clients and grew his consulting practice over 800% in the first 5 years.  Mr. Honour graduated from the University of Illinois-Chicago in 1988 with a degree in Math and Computer Science.

Jeffrey Lozinski. Since 2018, Mr. Lozinski has been COO and President of Sales and Marketing of Tritanium Labs USA, f/k/a TxtSchedules Inc., a company he co-founded. Tritanium Labs is a software development company specializing in the staffing and management of in-store brand marketing at grocery stores and other retailers. Also, from 2021 to December 2022, Mr. Lozinski managed the day-to-day operations of GEX Data Labs, doing business as Account Services, as chief operating officer. Mr. Lozinski graduated in 1984 with a degree in Business Administration from Ball State University.

Joseph Lehman. Mr. Lehman has over 20 years experience as a software developer, solutions architect, and data scientist, and has considerable expertise in AI based classification systems, Convolutional Neural Networks (CNNs), Recurrent Neural Networks (RNNs), and Large Language models. From 2015 to the present, Mr. Lehman has been an applications systems engineer with Wells Fargo Rail, focused on large scale Oracle applications using the Oracle Application Development Framework (ADF) and PL/SQL. Mr. Lehman earned a B.S. degree in Mathematics from DePaul University in 2000 and scored in the top 5% of the class in a three-month continuing education program in data science and AI offered by MIT in 2021.

Robert Jackson. Mr. Jackson has over 40 years experience in the securities industry. He is the founder of Southeast Capital Investment Partners. Mr. Jackson co-founded Medical Staffing Network which went public through an IPO in 2022. Previously Mr. Jackson was registered with Bear Stearns from 1983 to 2003. Mr. Jackson graduated from the University of Georgia in 1983 with a degree in finance.

Erik S. Nelson. Erik S. Nelson, age 56, was appointed as CEO, President, and a Member of the Board of Directors on June 18, 2021. On December 14, 2023, Mr. Nelson resigned as CEO and President, but remains a director. Mr. Nelson has been the President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent since September 2012. As President of Mountain Share Transfer, Mr. Nelson has gained valuable experience in operational management for public and private companies, and corporate governance for over 50 public company clients. Mr. Nelson is also the President of Coral Capital Advisors, LLC. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. During the last five years, Mr. Nelson has served as a director of the following companies that have a class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934:

Vinings Holdings, Inc. (October 2019 – February 2021)

Ridgedale Holdings, Inc.(October 2020 – Present)

BitMine Immersion Technologies, Inc. (August 2019 to Present)

Nocera, Inc. (August 2002 to December 2021)

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

None of the directors and executive officers share any familial relationship with any other executive officers or key employees.

None of the directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Item 401(f), except as disclosed above.

Director Nomination Process

Our board has not formed a separate Nominating Committee; instead, our full board is responsible for overseeing the selection of persons to be nominated to serve on our board. The board believes that nominating decisions are best determined by the entire board. The board does not have a formal policy on board candidate qualifications. The board may consider those factors it deems appropriate in evaluating director nominees made either by the board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other board members, and specialized knowledge or experience. Depending upon the current needs of the board, certain factors may be weighed more or less heavily. In considering candidates for the board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the board considers. The directors will consider candidates from any reasonable source, including current board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

The board nomination process is designed to ensure that the board fulfills its responsibility to recommend candidates who are properly qualified to serve the Company for the benefit of all of its stockholders, consistent with the standards established by the board under our corporate governance principles. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee Functions

The Company does not have a separately designated Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. If we had an Audit Committee, it would be responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. More specifically, it would assist the board of directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the board have established, and (v) the audit, accounting and financial reporting processes generally. The Audit Committee would also responsible for review and approval of related-party transactions. The Audit Committee will have the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties. During periods in which the Company does not have an active Audit Committee, the entire board performs the functions of the Audit Committee.

Audit Committee Financial Expert

The board does not currently have a director that qualifies as an “audit committee financial expert” within the meaning of SEC rules.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report, and posted on the Company’s website, kineticseas.com. In addition, the Company will provide a copy of the Code of Ethics to any shareholder who submits a written request in writing to our chief executive officer at Kinetic Seas Incorporated, 1501 E. Woodfield Rd., Suite 114E, Schaumburg, IL 60173, e-mail: Edward.honour@kineticseas.com.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the board or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

•	forwarded to the addressees or distributed at the next scheduled board meeting;

•	if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;

•	if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;

•	if they relate to the recommendation of the nomination of an individual, forwarded to the full board or discussed at the next scheduled board meeting; or

•	if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the board at the next scheduled board meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2023, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

•	Edward Honour, Jeffrey Lozinski, Joseph Lehman, and Robert Jackson filed their Form 3 on March 21, 2024, which was not within ten days after their appointment as officers and/or directors on December 14, 2023;

•	Erik S. Nelson filed his Form 3 on April 8, 2024, when it should have been filed within 10 days after the Company’s Form 10 registration statement filed on September 19, 2022 became effective;

•	Erik S. Nelson filed a Form 5 on April 8, 2024 reflecting the receipt of 1,000,000 shares of common stock issued on December 14, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The following identifies the elements of compensation for fiscal years 2023 and 2022 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2023, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2023 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2023.

Based on our compensation for the fiscal year ended December 31, 2023, Erik Nelson and Edward Honour constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

						NONQUALIFIED	ALL
				STOCK	OPTIONS	DEFERRED	OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	COMP
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)	($)	TOTAL

Erik S. Nelson,	2023	$0	$0	$0	$0	$0	$0	$0
President, Chief Financial Officer & Director (1)	2022	$0	$0	$0	$0	$0	$0	$0

Edward Honour	2023	$0	$0	$0	$0	$0	$0	$0
Chief Executive Officer, Director (2)

______________________________________

(1)	Mr. Erik S. Nelson, our sole officer and director, was appointed Chief Executive Officer, President, Chief Financial Officer and member of the Board of Directors on June 18, 2021. On December 14, 2023, Mr. Nelson resigned as Chief Executive Officer, President and Chief Financial Officer.

(2)	Edward Honour served as Chief Executive Officer from December 14, 2023 to December 31, 2023.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan, or a 401(k) plan. We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. We did not waive or modify any specified performance target, goal or condition to payout with respect to any amount included in any incentive plan compensation included in the summary compensation table.

Compensation Philosophy

The board is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans. We believe in providing a competitive total compensation package to its executives through a combination of base salary, annual performance bonuses, and long-term equity awards. The executive compensation program is designed to achieve the following objectives:

•	provide competitive compensation that will help attract, retain and reward qualified executives;

•	align executives’ interests with our success by making a portion of the executive’s compensation dependent upon corporate performance; and

•	align executives’ interests with the interests of stockholders by including long-term equity incentives.

The board believes that our executive compensation program should include annual and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The board evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the payment processing industry and taking into account our relative performance and its own strategic objectives.

Notwithstanding the above, the Company is not currently paying any compensation to its executive officers until it raises additional capital to fund its business and capital expenditure needs.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of December 31, 2023.

Employment Agreements

The Company does not have any employment agreements with any of its executive officers.

Severance and Change of Control Benefits

The Company does not currently have any agreements with its named executive officers or directors which provide for severance or change of control benefits.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit-sharing plan or 401(k) plan.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2023.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($)(2)	All Other Compensation ($)	Total $
Jeffrey Lozinski	$–	$–	$–	$–
Joseph Lehmann	$–	$–	$–	$–
Robert Jackson	$–	$–	$–	$–

There were no options outstanding to directors as of December 31, 2023.

Our board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses. Once we raise capital, we intend to develop a board compensation plan that is consistent with market norms for similar sized companies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2024, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 31, 2024 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name (1)	Shares Beneficially Owned	Percent of Common Stock (2)
5% Stockholders
Jeffrey Lozinski (3)	11,500,000	36.9%
Robert Jackson	6,000,000	19.3%
Ed Honour	2,450,000	7.9%
Ionic Ventures	2,000,000	6.4%
Coral Investment Partners, LP (4)	2,000,000	6.4%

Directors and Named Executive Officers
Jeffrey Lozinski (3)	11,500,000	36.9%
Robert Jackson	6,000,000	19.3%
Ed Honour	2,450,000	7.9%
Erik S. Nelson (5)	2,000,000	6.4%
Joseph Lehman	1,000,000	3.2%
Officers and Directors as a Group	22,950,000	71.4%

(1)	Unless otherwise indicated, the address of each person is c/o Kinetic Seas Incorporated, 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(2)	Based on 31,146,000 shares of common stock issued and outstanding as of March 31, 2024.
(3)	Includes 10,500,000 shares of common stock owned directly and 1,000,000 shares of common stock owned by his spouse.
(4)	Includes 2,000,000 shares of common stock owned directly, but does not include 1,000,000 warrants to purchase common stock, because the warrants are not exercisable within the next 60 days.
(5)	Includes the shares beneficially owned by Coral Investment Partners, LP (see Note 4), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power. Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2023 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	–

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company has entered into a loan transaction with Coral Investment Partners, LP (“Coral”). Coral is controlled by Erik Nelson, who until December 14, 2023 was the Company’s sole officer and director. After December 14, 2023, Mr. Nelson only served as its corporate secretary until March 2023, and still serves as a director. A description of the Coral loan is incorporated by reference from Note 5 – Related Party Transactions, in the Company’s financial statements included in its Form 10-K for the fiscal year ended December 31, 2022 and Item 1.01 herein.

On December 15, 2023, the Company entered into a consulting agreement with Coral, under which Coral agreed to provide certain services, filing a Rule 15c2-11 statement, assistance with SEC filings, assistance with interactions with OTC Markets, Inc., and related activities. The Company agreed to pay Coral $100,000 in four equal installments beginning on March 1, 2024.

The Company currently subleases office space at 1501 E. Woodfield Road, Suite 114E, Schaumburg, Illinois, from an affiliate of Ed Honour, the Company’s chief executive officer, the affiliate’s cost with no markup. The affiliate is in the process of transferring the lease to the Company so that the Company would become the direct lessee from the landlord.

Director Independence

Our current board consists of Edward Honour, Jeffery Lozinski, Joseph Lehmann, Robert Jackson and Erik S. Nelson. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director has not, at any time in the past three years, (a) been employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) been, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) been, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) been, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have one independent director: Robert Jackson.

The board does not currently have any committees.

Policies with Respect to Transactions with Related Persons

The board has adopted a Code of Ethics, which is available at kineticsea.com, that sets forth various policies and procedures intended to promote the ethical behavior of the Company’s employees, officers and directors. The Code of Ethics describes our policy on conflicts of interest.

In future years, our executive officers and the board will be required to complete a questionnaire on an annual basis which requires them to disclose any related person transactions and potential conflicts of interest. The responses to these questionnaires will be reviewed by outside corporate counsel, and, if a transaction is reported by an independent director or executive officer, the questionnaire will be submitted to the Audit Committee, or the independent directors if there is no Audit Committee. If necessary, the Audit Committee or the independent directors, as applicable, will determine whether the relationship is material and will have any effect on the director’s independence. After making such determination, the Audit Committee or independent directors, as applicable, will report its recommendation on whether the transaction should be approved or ratified by the entire board. During the latest fiscal year, this process was handled informally by phone calls due to the brief time that the current board and officers have been in their positions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services provided by BF Borgers CPA PC for the year December 31, 2023 and the period from 2022, respectively:

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2023	2022
Audit fees (1)	$71,500	$49,100
Total fees paid or accrued to our principal accountant	$71,500	$49,100

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports.

Pre-Approval Policy and Procedures

We do not have an Audit Committee, and have not adopted an Audit Committee Charter. Instead, the duties that the Audit Committee would ordinarily perform are performed by the entire board. The board’s unwritten policy is to require pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The board also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the board.

All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the board. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the board.

All of the services reflected in the above table were approved by the board. We have not engaged our auditor to perform any services other than audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Statement of Merger of Oncology Med Inc. filed January 5, 2015	Form 10	September 19, 2022	000-56478
3.1	Articles of Incorporation – Onco Merger Sub Inc. filed January 3, 2015	Form 10	September 19, 2022	000-56478
3.2	Amendment to Articles of Incorporation of ONCO Merger Sub, Inc. filed January 18, 2015	Form 10	September 19, 2022	000-56478
3.3	Amendment to Articles of Incorporation of Oncology Med Inc. filed September 16, 2016				X
3.4	Amendment to Articles of Incorporation filed January 20, 2017	Form 10	September 19, 2022	000-56478
3.5	Amended and Restated Articles of Incorporation dated September 12, 2022	Form 10	September 19, 2022	000-56478
3.6	Articles of Amendment to Articles of Incorporation filed February 24, 2023				X
3.7	Articles of Amendment to Articles of Incorporation filed May 9, 2023				X
3.8	Articles of Amendment to Articles of Incorporation filed May 9, 2023				X
3.9	Articles of Amendment to Articles of Incorporation filed January 19, 2024	Form 8-K	March 6, 2024	000-56478
3.10	By-laws of Bellatora, Inc.	Form 10	September 19, 2022	000-56478
4.1	Form of Class A Warrant Certificate				X
4.2	Form of Class B Warrant Certificate				X
10.1	Promissory Note Agreement Between Coral Investment Partners, LP and Bellatora, Inc. dated June 18, 2021	Form 10	September 19, 2022	000-56478
10.2	Promissory Note – Addendum 1, Debt Agreement Modification between Coral Investment Partners, LP and Bellatora, Inc. dated December 14, 2023	Form 8-K	March 6, 2024	000-56478
14	Code of Ethics				X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				X
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinetic Seas Incorporated

Dated: April 10, 2024	By:	/s/ Edward Honour
Edward Honour Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Honour	Chairman, Director and Chief Executive Officer	April 10, 2024
Edward Honour

/s/ Erik S. Nelson	Director	April 10, 2024
Erik S. Nelson

/s/ Jeffrey Lozinski	Director and Chief Operating Officer	April 10, 2024
Jeffrey Lozinski

/s/ Joseph Lehmann	Director and Chief Technical Officer	April 10, 2024
Joseph Lehmann

/s/ Robert Jackson	Director	April 10, 2024
Robert Jackson

