Form 10-Q
period 2024-03-31
Kinetic Seas Inc.
filed 2024-05-14
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56478

KINETIC SEAS INCORPORATED
(Exact name of registrant as specified in its charter)

Colorado	47-1981170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1501 E. Woodfield Rd., Suite 114E Schaumburg, IL	60173
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (888) 901-8806

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of May 14, 2024 was 35,646,000 shares.

KINETIC SEAS INCORPORATED.

QUARTERLY REPORT ON FORM 10-Q

For the Three Months ended March 31, 2024

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

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Kinetic Seas Incorporated. a Colorado corporation unless the context requires otherwise.

1

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$1,708	$17,931
Accounts receivable	10,554	–
Total current assets	12,262	17,931
Property and equipment, net	92,922	13,141
Total assets	$105,184	$31,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$15,188	$–
Accrued liabilities	41,327	33,486
Accrued interest	11,519	11,098
Notes payable related parties	182,000	182,000
Total current liabilities	250,034	226,584

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Common stock, $0.00001 par value, 200,000,000 shares authorized and 31,646,000 and 26,646,000 shares issued and outstanding, respectively as of March 31, 2024 and December 31, 2023	316	266
Additional paid-in-capital	1,171,970	922,020
Accumulated deficit	(1,317,136)	(1,117,798)
Total stockholders' deficit	(144,850)	(195,512)
Total liabilities and stockholders' deficit	$105,184	$31,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023

Consulting Revenue	$10,554	$–
Cost of sales consulting labor	7,841	–
Gross margin	2,713	–

Operating expenses
Selling, general and administrative expenses	92,205	–
Professional fees	21,994	2,726
Payroll and benefits	64,529	–
Rent	18,773	–
Total operating expenses	197,501	2,726
Loss from operations	(194,788)	(2,726)
Other income (expense):
Interest expense	(4,550)	(4,596)
Total other income and expense	(4,550)	(4,596)
Net (loss)	$(199,338)	$(7,322)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding:
Basic and diluted	29,146,000	3,046,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	3,046,000	30	800,656	(956,835)	$(156,149)

Net loss	–	–	–	(7,322)	(7,322)

Balance, March 31, 2023	3,046,000	$30	$800,656	$(964,156)	$(163,471)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued for cash	5,000,000	50	249,950	–	250,000

Net loss	–	–	–	(199,338)	(199,338)

Balance, March 31, 2024	31,646,000	$316	$1,171,970	$(1,317,136)	$(144,850)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2024	2023
Cash flows used in operating activities
Net (loss) from operations	$(199,338)	$(7,322)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,742	–
Changes in assets and liabilities
Accounts receivable	(10,554)	–
Accounts payable	15,188	(1,295)
Accrued liabilities	8,262	4,596
Net cash (used in) operating activities	(182,700)	(4,021)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(83,523)	–
Net cash provided by (used in) investing activities	(83,523)	–

Cash flows provided by financing activities
Advances by related party	–	16,000
Proceeds from common stock issued for cash	250,000	–
Net cash provided by financing activities	250,000	16,000

Net increase (decrease) in cash	(16,223)	11,979
Cash, beginning of period	17,931	1,376
Cash, end of period	$1,708	$13,355

Supplemental disclosure of non-cash investing and financing information:
Reduction of accrued interest with common stock	$50,000	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Revenue Recognition and Cost of consulting Labor

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under ASC 606. During the period from January 1, 2018 through December 31, 2023 we did not generate any revenue.

During the three months ended March 31, 2024 we generated $10,533 in consulting revenue. The cost of consulting labor was $7,841.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2024 and December 31, 2023 the Company’s cash and cash equivalents totaled $1,708 and $17,931 respectively.

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

The Company adopted ASC 842 on January 1, 2020, and the adoption had no impact on the Company’s financial statements because the Company does not have any operating leases.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2024, the Company had an accumulated deficit of $1,317,136 and a working capital deficit of $237,772.

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

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2024 and December 31, 2023 the Company had $41,327 and $33,486, respectively in accrued liabilities. Of these amounts, $33,486 in both periods represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”). CIP’s managing director is Erik Nelson who was formerly the CEO of the Company. On March 31, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently, CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000 plus $21,674 in accrued interest. During the fiscal year ended December 31, 2023, CIP made additional loan amounts of $5,000 on February 15, 2023, $22,000 on March 29, 2023, $11,000 on March 31, 2023, $10,000 on May 10, 2023, $4,000 on June 29, 2023, $10,000 on July 5, 2023, $15,000 on August 21, 2023 and $15,000 on November 6, 2023. On December 14, 2023, the Company and CIP agreed to convert $50,000 of indebtedness under the Promissory Note into 1,000,000 shares of the Company’s common stock at $0.05 per share. Also subsequent to December 14, 2023 the interest rate was reduced to 12% for the period from December 14, 2023 through December 31, 2023. Effective January 1, 2024 the interest rate became 10%.

The conversion of debt into stock reduced the balance owed on the Promissory Note to $182,000 of principal and $11,098 of interest as of December 31, 2023.

During the three months ended March 31, 2024, the Company recorded $4,550 in interest expense of which $4,129 was paid to CIP. As of March 31, 2024 the balance on the Promissory Note and accrued interest was $182,000 and $11,519, respectively.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 50,000,000 shares of preferred stock, par value $0.00001 per share. As of March 31, 2024, and December 31, 2023, there were 31,646,000 and 26,646,000 shares of common stock outstanding, respectively.

On December 14, 2023, the Board of Directors approved an offering of up to 10,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. Prior to year-end, the Company issued 1,000,000 shares in the offering for an investment of $50,000. During the three months ended March 31, the Company issued 5,000,000 shares at $0.05 per share and generated $250,000 in proceeds.

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company issued 4,000,000 shares for gross proceeds of $200,000 in its private offering of common stock at $0.05 per share.

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

On December 14, 2023, the Board of Directors approved a resolution to enter the business of artificial intelligence hosting, research & development, and consulting (collectively, “AI”), and since has entered into a number of contracts and raised a material amount of capital from the private placement of its common stock to capitalize the business. As a result, the Company believes it no longer qualifies as a shell company.

In December 2023, following the change to the composition of our Board of Directors on December 14, 2023, we began implementing our business plan. We generated our first consulting revenue in the three months ended March 31, 2024.

We have identified five basic segments to our AI business: technical consulting; GPU infrastructure and rental (Kinetic Cloud); open source software and libraries; software and platform as a service (SaaS/PaaS); and education and training. We are focusing our initial efforts on our education and training segment, which is targeted toward educating and training existing non-AI business in how they incorporate AI technology to optimize the performance of their existing business. We believe that developing a respected education and training business will create a natural sales channel for our other segments, such as consulting and GPU hosting and rental. Secondarily, we are marketing our consulting and implementation services to the growing body of AI startups who may lack the inhouse expertise to implement their AI business.

Results of Operations

Comparison of Results of Operations for the Months Ended March 31, 2024 and 2023.

Revenues

The Company did not generate any revenues during the years ended December 31, 2023 or 2022. During the three months ended March 31, 2024 the Company generated $10,554 in consulting revenue as a result of its recent entry into the AI business. The cost of consulting labor to generate this revenue was $7,841.

Operating Expenses

During the three months ended March 31, 2024 the Company incurred $197,501 in operating expenses compared to $2,726 in operating expenses during the prior three months ended March 31, 2023. Operating expenses for the 2023 fiscal year were primarily comprised of legal and accounting fees, Delaware taxes and other fees associated with being a public shell company, and payroll an dbenefits for new employees. The significantly higher level of operating expenses in three months ended March 31, 2024 as compared to the same three months 2023 is attributable to expenses incurred as part of the Company’s entry into the AI business. The Company expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits and rent, will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other Income (Expense)

During the three months ended March 31, 2024 the Company incurred $4,550 in other expenses, as compared to $4,596 of other expenses during the prior three month period ended March 31, 2023. In each three months, other expenses consisted of interest accrued on loans made to the Company by entities affiliated with management.

Net Income (Loss)

As a result of the foregoing, during the three months ended March 31, 2024 the Company incurred a net loss of ($199,338), or ($0.01) per share, as compared to a net loss of ($7,322), or ($0.00) per share, during the three months ended March 31, 2023. The increase in the Company’s net loss in the three months ended March 31, 2024 as compared to the months ended March 31, 2023 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $1,708 in cash on hand.

During the three months ended March 31, 2024 the Company had a net loss of ($199,338).

Cash flows used in operating activities were ($182,700) for the three months ended March 31, 2024 compared to cash flows used in operating activities ($4,021) for the three months ended March 31, 2023. The material increase in cash flows used in operating activities for the three months compared to the same three month period in 2023 is primarily attributable to a significantly higher net loss in the three months ended March 31, 2024 .

Cash flows used in investing activities were ($83,523) for the three months ended March 31, 2024 compared to cash flows used in investing activities of $-0- for the three months ended March 31, 2024. The entire increase in cash flows used in investing activities during the three-month 2024 period, as compared to the same three-month period in 2023, is due to the purchase of equipment to be used in our new business.

Cash flows provided by financing activities were $250,000 for the three months ended March 31, 2024 compared to cash flows provided by financing activities of $16,000 for the three months ended March 31, 2023. The increase in cash flows provided by financing activities in the three months ended March 31, 2024 is primarily attributable to $250,000 received from the private placement of common stock compared to $-0- in the same period in 2023, partially offset by $16,000 in related party advances in the 2023 period compared to $-0- in 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that its disclosure controls were effective as of March 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

Since our prior fiscal year end on December 31, 2023, we have concluded that some of our internal control deficiencies have been remediated. Specifically, we previously identified insufficient segregation of duties within the accounting function, and over reliance on an outside financial consulting for financial reporting as internal control weaknesses. The recent addition of experienced officers and other employees, we no longer consider these issues to be internal control weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended March 31, 2024, we sold 5,000,000 shares of common stock to four accredited investors for gross proceeds of $250,000. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KINETIC SEAS INCORPORATED

Dated: May 14, 2024	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

