Form 10-Q
period 2024-06-30
Kinetic Seas Inc.
filed 2024-08-19
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of August 19, 2024 was 16,737,000 shares.

KINETIC SEAS INCORPORATED.

QUARTERLY REPORT ON FORM 10-Q

For the Six Months ended June 30, 2024

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

1

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$60,233	$17,931
Accounts receivable	20,042	–
Other asset	10,000	–
Total current assets	90,275	17,931
Property and equipment, net	102,995	13,141
Total assets	$193,270	$31,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$24,702	$–
Accrued liabilities	240,986	33,486
Accrued interest	1,346	11,098
Notes payable	150,000	–
Notes payable related parties	161,469	182,000
Total current liabilities	578,502	226,584

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, Series A Preferred $0.00001 par value, 10,000,000 shares authorized, 19,450 and -0- shares issued and outstanding, respectively, as of June 30, 2024 and December 31, 2023	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 16,540,000 and 26,646,000 shares issued and outstanding, respectively as of June 30, 2024 and December 31, 2023	165	266
Additional paid-in-capital	1,389,321	922,020
Accumulated deficit	(1,774,718)	(1,117,798)
Total stockholders' deficit	(385,232)	(195,512)
Total liabilities and stockholders' deficit	$193,270	$31,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Consulting Revenue	$61,771	$–	$72,325	$–
Cost of sales consulting labor	46,418	–	54,259	–
Gross margin	15,353	–	18,066	–

Operating expenses
Selling, general and administrative expenses	253,342	22,205	345,547	24,931
Professional fees	97,539	–	119,533	–
Payroll and benefits	77,648	–	142,177	–
Rent	29,683	–	48,456	–
Total operating expenses	458,213	22,205	655,713	24,931
Loss from operations	(442,860)	(22,205)	(637,648)	(24,931)
Other income (expense):
Interest expense	(14,723)	(8,490)	(19,273)	(13,086)
Total other (expense)	(14,723)	(8,490)	(19,273)	(13,086)
Net (loss)	$(457,582)	$(30,695)	$(656,920)	$(38,017)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	24,093,000	3,046,000	26,619,500	3,046,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

					Additional		Total
	Series A Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	–	$–	3,046,000	30	800,656	(956,835)	$(156,149)

Net loss	–	–	–	–	–	(7,322)	(7,322)

Balance, March 31, 2023	–	$–	3,046,000	$30	$800,656	$(964,156)	$(163,471)

Net loss	–	–	–	–	–	(30,695)	$(30,695)

Balance, June 30, 2023	–	$–	3,046,000	$30	$800,656	$(994,850)	$(194,166)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	–	–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued in private placement	–	–	5,000,000	50	249,950	–	250,000

Net loss	–	–	–	–	–	(199,338)	(199,338)

Balance, March 31, 2024	–	$–	31,646,000	$316	$1,171,970	$(1,317,136)	$(144,850)

Common stock issued for services	–	–	40,000	–	2,000	–	2,000

Common stock issued in error to be returned	–	–	200,000	2	9,998	–	10,000
					–
Common stock issued in private placement	–	–	4,104,000	41	205,119	–	205,200
					–
Conversion of common stock to preferred	19,450	–	(19,450,000)	(195)	195	–	–

Net loss	–	–	–	–	–	(457,582)	(457,582)

Balance, June 30, 2024	19,450	$–	16,540,000	$165	$1,389,321	$(1,774,718)	$(385,232)

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2024	2023
Cash flows used in operating activities
Net (loss) from operations	$(656,920)	$(38,017)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	11,998	–
Stock based compensation	2,000	–
Changes in assets and liabilities
Accounts receivable	(20,042)	–
Accounts payable	24,702	(1,334)
Accrued interest	(9,752)	–
Accrued liabilities	207,500	13,085
Net cash (used in) operating activities	(440,515)	(26,265)

Cash flows (used in) investing activities
Purchases of property and equipment	(101,852)	–
Net cash provided by (used in) investing activities	(101,852)	–

Cash flows provided by financing activities
Advances by related party	–	30,000
Proceeds from notes payable	150,000	–
Repayments of related party notes	(20,531)	–
Proceeds from common stock issued for cash	455,200	–
Net cash provided by financing activities	584,669	30,000

Net increase in cash	42,302	3,735
Cash, beginning of period	17,931	1,376
Cash, end of period	$60,233	$5,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

During the six months ended June 30, 2024 we generated $61,771 in consulting revenue. The cost of consulting labor was $46,418.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2024 and December 31, 2023 the Company’s cash and cash equivalents totaled $60,233 and $17,931 respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and leases standards for certain companies.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2024, the Company had an accumulated deficit of $1,774,718 and a working capital deficit of $488,227.

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

NOTE 4 – ACCRUED LIABILITIES

As of June 30, 2024 and December 31, 2023 the Company had $240,986 and $33,486, respectively in accrued liabilities.

Of these amounts, $33,486 in both periods represent amounts that the Company received cash for and recorded as revenue but was unable to document revenue recognition under the guidelines of ASC 606. They will remain as liabilities until the Company can document the sales or until the statute of limitations expires on these liabilities.

During the three months ended June 30, 2024 the Company received $200,000 from an accredited investor intending to make an equity investment in the Company. The type of equity has not been determined therefore the Company has classified these funds as an accrued liability as of June 30, 2024.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021 the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”). CIP’s managing director is Erik Nelson who was formerly the CEO of the Company. On June 30, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently, CIP made an additional loan of $40,000 on September 15, 2022 to bring the total loan balance to $90,000 plus $21,674 in accrued interest. During the fiscal year ended December 31, 2023, CIP made additional loan amounts of $5,000 on February 15, 2023, $22,000 on March 29, 2023, $11,000 on June 30, 2023, $10,000 on May 10, 2023, $4,000 on June 29, 2023, $10,000 on July 5, 2023, $15,000 on August 21, 2023 and $15,000 on November 6, 2023. On December 14, 2023, the Company and CIP agreed to convert $50,000 of indebtedness under the Promissory Note into 1,000,000 shares of the Company’s common stock at $0.05 per share. Also subsequent to December 14, 2023 the interest rate was reduced to 12% for the period from December 14, 2023 through December 31, 2023. Effective January 1, 2024 the interest rate became 10%.

The conversion of debt into stock reduced the balance owed on the Promissory Note to $182,000 of principal and $11,098 of interest as of December 31, 2023.

During the six months ended June 30, 2024, the Company recorded $19,273 in interest expense of which $16,773 was paid to CIP. As of June 30, 2024 the balance on the Promissory Note and accrued interest was $161,439 and $1,346, respectively.

During the three months ended June 30, 2024, the Company issued 19,250 shares of Series A Convertible Preferred Stock in exchange for 19,250,000 shares of common stock with four individuals who are officers and/or directors of the Company.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of June 30, 2024, and December 31, 2023, there were 16,540,000 and 26,646,000 shares of common stock outstanding, respectively.

Issuance of Common Stock

On December 14, 2023, the Board of Directors approved an offering of up to 10,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. Prior to year-end, the Company issued 1,000,000 shares in the offering for an investment of $50,000. During the six months ended June 30, the Company completed the private placement by issuing 9,000,000 shares at $0.05 per share which generated $450,000 in proceeds.

On March 19, 2024, the Board of Directors approved an offering of up to 6,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. During the three months ended June 30, 2024, the Company issued 4,104,000 shares in the offering and raised $205,200 proceeds.

During the six months ended June 30, 2024, the Company also issued 40,000 shares for services rendered valued at $2,000.

Issuance of Preferred Stock

In February 2023, the Board of Directors approved the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 10,000,000 shares, of which 19,450 shares were issued on May 31, 2024 in exchange for 19,450,000 shares of common stock. The Series A Preferred has the following rights:

Dividends: Each share of Series A Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series A Preferred were converted into shares of common stock immediately prior to the record date of the dividend declared on the common stock.

Liquidation Preference: The Series A Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $0.01 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock.

Voting Rights: Each holder of Series A Preferred Stock shall vote with holders of the common stock upon any matter submitted to a vote of shareholders, in which event it shall have the number of votes equal to the number of shares of common stock into which such share of Series A Preferred Stock would be convertible on the record date for the vote or consent of shareholders.

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into 1,000 shares of common stock.

Mandatory Conversion Rights: The Company may convert all outstanding shares of Series A Preferred Stock into common stock, at the same ratio as the voluntary conversion rights held by the holders, at any time that there are less than 200,000 shares of Series A Preferred Stock outstanding.

Rank: The Series A Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized and which is designated as junior to the Series A Preferred Stock.

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

NOTE 7 – NOTES PAYABLE

On April 30, 2024, the Company borrowed $100,000 and $50,000 from two individuals pursuant to promissory notes that provide for interest at 10% per annum, monthly payments of interest only for six months and a maturity date six months after the date of the loans. In addition, the Company agreed to issue the lenders 100 shares and 50 shares, respectively, of Series A Convertible Preferred Stock.

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

In December 2023, following the change to the composition of our Board of Directors on December 14, 2023, we began implementing our business plan. We generated our first consulting revenue in the six months ended June 30, 2024.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023.

Revenues

During the three months ended June 30, 2024 and 2023, the Company generated $61,771 and $0 in consulting revenue as a result of its recent entry into the AI business. During the three months ended June 30, 2024 and 2023, the cost of consulting labor to generate this revenue was $46,418 and $0, respectively.

Operating Expenses

During the three months ended June 30, 2024 the Company incurred $458,213 in operating expenses compared to $22,205 in operating expenses during the prior three months ended June 30, 2023. The significantly higher level of operating expenses in three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is attributable to expenses incurred as part of the Company’s entry into the AI business, whereas the Company was an inactive shell company in the 2023 period. The Company expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits and rent, will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other Income (Expense)

During the three months ended June 30, 2024 the Company incurred $14,723 in other expenses, as compared to $8,490 of other expenses during the three months ended June 30, 2023. In both periods, all of the other expenses consisted of interest expense on outstanding loans. The higher level of interest expense in the 2024 period as compared to the 2023 period was because of a higher level of interest-bearing loans outstanding.

Net Income (Loss)

As a result of the foregoing, during the three months ended June 30, 2024 the Company incurred a net loss of ($457,582), or ($0.02) per share, as compared to a net loss of ($30,695), or ($0.01) per share, during the three months ended June 30, 2023. The increase in the Company’s net loss in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is attributable to the factors discussed above.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023.

Revenues

During the six months ended June 30, 2024 and 2023, the Company generated $72,325 and $0 in consulting revenue as a result of its recent entry into the AI business. During the six months ended June 30, 2024 and 2023, the cost of consulting labor to generate this revenue was $54,259 and $0, respectively.

Operating Expenses

During the six months ended June 30, 2024 the Company incurred $655,713 in operating expenses compared to $24,931 in operating expenses during the prior six months ended June 30, 2023. The significantly higher level of operating expenses in six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is attributable to expenses incurred as part of the Company’s entry into the AI business, whereas the Company was an inactive shell company in the 2023 period. The Company expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits and rent, will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other Income (Expense)

During the six months ended June 30, 2024 the Company incurred $19,273 in other expenses, as compared to $13,086 of other expenses during the six months ended June 30, 2023. In both periods, all of the other expenses consisted of interest expense on outstanding loans. The higher level of interest expense in the 2024 period as compared to the 2023 period was because of a higher level of interest-bearing loans outstanding.

Net Income (Loss)

As a result of the foregoing, during the six months ended June 30, 2024 the Company incurred a net loss of ($656,920), or ($0.02) per share, as compared to a net loss of ($38,017), or ($0.01) per share, during the six months ended June 30, 2023. The increase in the Company’s net loss in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $60,233 in cash on hand.

During the six months ended June 30, 2024 the Company had a net loss of ($656,920).

Cash flows used in operating activities were ($440,515) for the six months ended June 30, 2024 compared to cash flows used in operating activities ($26,265) for the six months ended June 30, 2023. The material increase in cash flows used in operating activities for the six months compared to the same six month period in 2023 is primarily attributable to a significant increase in operations due to the Company’s entry into the AI business, whereas in the 2023 period the Company was a non-operating shell company.

Cash flows used in investing activities were ($101,852) for the six months ended June 30, 2024 compared to cash flows used in investing activities of $-0- for the six months ended June 30, 2024. The entire increase in cash flows used in investing activities during the six-month 2024 period, as compared to the same six-month period in 2023, is due to the purchase of equipment to be used in our new business.

Cash flows provided by financing activities were $584,669 for the six months ended June 30, 2024 compared to cash flows provided by financing activities of $30,000 for the six months ended June 30, 2023. The increase in cash flows provided by financing activities in the six months ended June 30, 2024 is primarily attributable to $455,200 received from the private placement of common stock compared to $-0- in the same period in 2023, and $150,000 received from the issuance of notes in the six months ended June 30, 2024, compared to $30,000 in the six months ended June 30, 2023. Cash flows from investing were partially offset by $20,531 of related party note repayments of $20,531 on related party notes payable in the six months ended June 30, 2024, compared to $-0- in six months ended June 30, 2023.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of six months or less to be cash equivalents.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2024 there were no common stock equivalents that were dilutive.

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

In general, the Company’s income tax returns are subject to examination by the taxing authorities for six years after they were filed. The Company has not filed any tax returns.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that its disclosure controls were effective as of June 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

Since our prior fiscal year ended on December 31, 2023, we have concluded that some of our internal control deficiencies have been remediated. Specifically, we previously identified insufficient segregation of duties within the accounting function, and over reliance on an outside financial consulting for financial reporting as internal control weaknesses. With the recent addition of experienced officers and other employees, we no longer consider these issues to be internal control weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended June 30, 2024, we sold 4,104,000 shares of common stock to 22 accredited investors for gross proceeds of $205,200. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

During the three months ended June 30, 2024, we issued a convertible note for $150,000 to an accredited investor. The issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

During the three months ended June 30, 2024, we issued 40,000 shares of common stock for consulting services valued at $2,000. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

During the three months ended June 30, 2024, we issued 19,450 shares of Series A Convertible Preferred Stock in exchange for 19,450,000 shares of common stock with four individuals who are officers and/or directors of the Company. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 3(a)(9) therein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KINETIC SEAS INCORPORATED

Dated: August 19, 2024	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

