Form 10-K/A
period 2023-12-31
Kinetic Seas Inc.
filed 2024-09-26
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) of Kinetic Seas Incorporated (the “Company,” “we,” “our,” or “us”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 10, 2024 (the “Form 10-K”), and is being amended in order to replace the Report of Independent Registered Public Accounting Firm of B.F. Borgers CPA PC (“BF Borgers”), included in the Form 10-K, with the Report of Independent Registered Public Accounting Firm from Bush & Associates CPA (“Bush”). included in this Amendment No. 1, and to make certain other changes as described herein.

As a result of the entry of a cease-and-desist order entered on May 3, 2024 by the SEC against our former auditor, BF Borgers, we commenced the re-audit (the “Re-audit”) of our financial statements for the years ended December 31, 2023 and 2022, which had been previously audited by BF Borgers.

As a result, the following items have been amended to reflect the re-audits:

•	The weighted average number of shares outstanding as of December 31, 2023 on the Company’s Statement of Operations has changed from 4,352,849 to 4,334,767. This change had no impact on loss per share.
•	The disclosure for property on the Company’s Balance Sheet for the year ended December 31, 2023 has been enhanced to include $185 in accumulated depreciation
•	Item 9. Changes in and Disagreements with Accountants on Accounting and financial Disclosure has been changed to reflect the appointment of Bush as the Company’s new independent registered public accounting firm

The Company’s Principal Executive Officer and Principal Financial Officer have also provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2). Except as described above, no other portion of the Form 10-K is being amended and this Amendment No. 1 does not reflect any events occurring after the filing of the Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kinetic Seas, Inc.

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Kinetic Seas, Inc. (the “Company”) as of December 31, 2023 & 2022, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 & 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

September 26, 2024

PCAOB ID Number 6797

KINETIC SEAS INCORPORATED

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Current Assets
Cash	$17,931	$1,376
Total current assets	17,931	1,376
Property and equipment, net of $185 in accumulated depreciation in 2023)	13,141	–
Total assets	$31,072	$1,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$–	$12,366
Accrued liabilities	33,486	33,486
Accrued interest	11,098	21,674
Notes payable related parties	182,000	90,000
Total current liabilities	226,584	157,526

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value, 50,000,000 shares authorized, -0- shares issued and outstanding	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 26,646,000 and 3,046,000 shares issued and outstanding, respectively as of December 31, 2023 and December 31, 2022	266	30
Additional paid-in-capital	922,020	800,656
Accumulated deficit	(1,117,798)	(956,835)
Total stockholders' deficit	(195,512)	(156,149)
Total liabilities and stockholders' deficit	$31,072	$1,376

The accompanying notes are an integral part of these condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

	Year ended December 31, 2023	Year ended December 31, 2022

Revenues
Revenues	$–	$–
Cost of goods sold	–	–
Gross margin	–	–

Operating expenses
Selling, general and administrative expenses	121,538	75,653
Total operating expenses	121,538	75,653
Loss from operations	(121,538)	(75,653)
Other income (expense):
Interest expense	(39,424)	(18,478)
Total other income and expense	(39,424)	(18,478)
Net (loss)	$(160,962)	$(94,131)

Basic and diluted loss per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	4,334,767	3,046,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Appointment of new independent registered public accounting firm

On May 7, 2024, the Company approved the engagement of Bush and Associates CPA of Henderson, Nevada as our new independent registered public accounting firm to audit and review the Company’s financial statements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Statement of Merger of Oncology Med Inc. filed January 5, 2015	Form 10	September 19, 2022	000-56478
3.1	Articles of Incorporation – Onco Merger Sub Inc. filed January 3, 2015	Form 10	September 19, 2022	000-56478
3.2	Amendment to Articles of Incorporation of ONCO Merger Sub, Inc. filed January 18, 2015	Form 10	September 19, 2022	000-56478
3.3	Amendment to Articles of Incorporation of Oncology Med Inc. filed September 16, 2016	Form 10-K	April 10, 2024	000-56478
3.4	Amendment to Articles of Incorporation filed January 20, 2017	Form 10	September 19, 2022	000-56478
3.5	Amended and Restated Articles of Incorporation dated September 12, 2022	Form 10	September 19, 2022	000-56478
3.6	Articles of Amendment to Articles of Incorporation filed February 24, 2023	Form 10-K	April 10, 2024	000-56478
3.7	Articles of Amendment to Articles of Incorporation filed May 9, 2023	Form 10-K	April 10, 2024	000-56478
3.8	Articles of Amendment to Articles of Incorporation filed May 9, 2023	Form 10-K	April 10, 2024	000-56478
3.9	Articles of Amendment to Articles of Incorporation filed January 19, 2024	Form 8-K	March 6, 2024	000-56478
3.10	By-laws of Bellatora, Inc.	Form 10	September 19, 2022	000-56478
4.1	Form of Class A Warrant Certificate	Form 10-K	April 10, 2024	000-56478
4.2	Form of Class B Warrant Certificate	Form 10-K	April 10, 2024	000-56478
10.1	Promissory Note Agreement Between Coral Investment Partners, LP and Bellatora, Inc. dated June 18, 2021	Form 10	September 19, 2022	000-56478
10.2	Promissory Note – Addendum 1, Debt Agreement Modification between Coral Investment Partners, LP and Bellatora, Inc. dated December 14, 2023	Form 8-K	March 6, 2024	000-56478
14	Code of Ethics	Form 10-K	April 10, 2024	000-56478
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				X
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinetic Seas Incorporated

Dated: September 26, 2024	By:	/s/ Edward Honour
Edward Honour Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Honour	Chairman, Director and Chief Executive Officer	September 26, 2024
Edward Honour

/s/ Erik S. Nelson	Director	September 26, 2024
Erik S. Nelson

/s/ Jeffrey Lozinski	Director and Chief Operating Officer	September 26, 2024
Jeffrey Lozinski

/s/ Joseph Lehmann	Director and Chief Technical Officer	September 26, 2024
Joseph Lehmann

/s/ Robert Jackson	Director	September 26, 2024
Robert Jackson

