Form 10-Q
period 2024-09-30
Kinetic Seas Inc.
filed 2024-11-14
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2024 was 17,129,000 shares.

KINETIC SEAS INCORPORATED.

QUARTERLY REPORT ON FORM 10-Q

For the Nine Months ended September 30, 2024

i

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

1

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash	$13,969	$17,931
Accounts receivable	20,816	–
Deferred interest charge	23,489	–
Total current assets	58,274	17,931
Property and equipment, net	93,537	13,141
Total assets	$151,810	$31,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$102,721	$–
Accrued liabilities	33,486	33,486
Accrued interest	4,881	11,098
Notes payable	150,000	–
Notes payable related parties	196,119	182,000
Total current liabilities	487,207	226,584

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 10,000,000 shares authorized, 19,400 and -0- shares issued and outstanding, respectively, as of September 30, 2024 and December 31, 2023	–	–
Preferred B stock, $0.00001 par value, 10,000,000 shares authorized, 5,500 and -0- shares issued and outstanding, respectively, as of September 30, 2024 and December 31, 2023	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 17,029,000 and 26,646,000 shares issued and outstanding, respectively as of September 30, 2024 and December 31, 2023	170	266
Additional paid-in-capital	2,492,669	922,020
Accumulated deficit	(2,828,236)	(1,117,798)
Total stockholders' deficit	(335,397)	(195,512)
Total liabilities and stockholders' deficit	$151,810	$31,072

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Consulting Revenue	$64,966	$–	$137,291	–
Cost of sales consulting labor	52,490	–	106,749	–
Gross margin	12,476	–	30,542	–

Operating expenses
Selling, general and administrative expenses	134,083	17,345	479,630	42,277
Professional fees	787,039	–	906,571	–
Payroll and benefits	119,782	–	261,959	–
Rent	14,967	–	63,423	–
Total operating expenses	1,055,870	17,345	1,711,583	42,277
Loss from operations	(1,043,394)	(17,345)	(1,681,041)	(42,277)
Other income (expense):
Interest expense	(10,125)	(10,681)	(29,397)	(23,767)
Total other income and expense	(10,125)	(10,681)	(29,397)	(23,767)
Net (loss)	$(1,053,518)	$(28,027)	$(1,710,438)	$(66,044)

Basic and diluted (loss) per share	$(0.06)	$(0.01)	$(0.07)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	16,858,576	3,046,000	23,342,109	3,046,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	3,046,000	30	800,656	(956,835)	$(156,149)

Net loss	–	–	–	–	–	–	–	(7,322)	(7,322)

Balance, March 31, 2023	–	$–	–	$–	3,046,000	$30	$800,656	$(964,156)	$(163,471)

Net loss	–	–	–	–	–	–	–	(30,695)	$(30,695)

Balance, June 30, 2023	–	$–	–	$–	3,046,000	$30	$800,656	$(994,850)	$(194,166)

Net loss	–	–	–	–	–	–	–	(28,027)	$(28,027)

Balance, September 30, 2023	–	$–	–	$–	3,046,000	$30	$800,656	$(1,022,876)	$(222,193)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	–	–	–	–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued in private placement	–	–	–	–	5,000,000	50	249,950	–	250,000

Net loss	–	–	–	–	–	–	–	(199,338)	(199,338)

Balance, March 31, 2024	–	$–	–	$–	31,646,000	$316	$1,171,970	$(1,317,136)	$(144,850)

Common stock issued for services	–	–	–	–	40,000	0	2,000	–	2,000

Common stock issued in private placement	–	–	–	–	4,104,000	41	205,159	–	205,200

Conversion of common stock to preferred	19,250	–	–	–	(19,250,000)	(193)	195	–	–

Net loss	–	–	–	–	–	–	–	(457,582)	(457,582)

Balance, June 30, 2024	19,250	$–	–	$–	16,540,000	$165	$1,379,324	$(1,774,718)	$(395,232)

Preferred stock issued for financing fee	150	–	–	–	–	–	7,500	–	7,500

Common stock issued for financing fee	–	–	–	–	50,000	1	24,999	–	25,000

Common stock issued in private placement	–	–	–	–	439,000	4	130,846	–	130,850

Preferred stock issued in a private placement	–	–	4,000	–	–	–	200,000	–	200,000

Preferred stock issued for services	–	–	1,500	–	–	–	750,000	–	750,000

Net loss	–	–	–	–	–	–		(1,053,518)	(1,053,518)

Balance, September 30, 2024	19,400	$–	5,500	$–	17,029,000	$170	$2,492,669	$(2,828,236)	$(335,397)

The accompanying notes are an integral part of these unaudited condensed financial statements

KINETIC SEAS INCORPORATED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2024	2023
Cash flows (used in) operating activities
Net (loss) from operations	$(1,710,438)	$(66,044)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	19,782	–
Stock based compensation	752,000	–
Common stock issued for financing fees	32,499	–
Changes in assets and liabilities
Accounts receivable	(20,816)	–
Deferred charge	(23,489)	–
Accounts payable	102,725	(10,166)
Accrued interest	(6,217)	23,767
Net cash (used in) operating activities	(853,954)	(52,442)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	(100,178)	–
Net cash (used in) investing activities	(100,178)	–

Cash flows provided by financing activities
Advances by related party	–	55,000
Proceeds from related party notes	50,000	–
Proceeds from notes payable	150,000	–
Repayments of related party notes	(35,881)	–
Proceeds from common stock issued for cash	786,050	–
Net cash provided by financing activities	950,169	55,000

Net increase (decrease) in cash	(3,962)	2,558
Cash, beginning of period	17,931	1,376
Cash, end of period	$13,969	$3,934

The accompanying notes are an integral part of these unaudited condensed financial statements

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

By a written consent dated December 14, 2023, the Board of Directors of the Company approved the appointment of Edward Honour, Jeffey Lozinski, Joseph Lehman, and Robert Jackson to the Board of Directors of the Company, and appointed Edward Honour as Chairman (the “New Directors”). At the same time, the Board of Directors approved the issuance of 21,600,000 shares of common stock at $0.001 per share to the New Directors and certain new employees, of which 19,950,000 were acquired by the New Directors. In addition, the Board of Directors also approved a private offering of 10,000,000 shares of common stock at $0.05 per share. An affiliate of a New Director purchased the initial 1,000,000 shares in this offering. As a result of both transactions, the New Directors and their affiliates acquired an aggregate of 20,950,000 Shares of common stock, which constituted approximately 84% of issued and outstanding common shares of the Company at the time.

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

During the nine months ended September 30, 2024 we generated $64,966 in consulting revenue. The cost of consulting labor was $52,490.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On September 30, 2024 and December 31, 2023 the Company’s cash and cash equivalents totaled $13,969 and $17,931 respectively.

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

Recent Accounting Pronouncements

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 as filed with the SEC on September 26, 2024, that are of significance, or potential significance, to the Company.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of September 30, 2024, the Company had an accumulated deficit of $2,828,236 and a working capital deficit of $428,934.

The Company does not expect to generate operating cash flow that will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow. Currently the company’s operations are being funded by a related party. The Company will be required to continue to do so until its operations become profitable. However, there can be no assurance that the related party will continue to fund the Company or that other sources of additional debt or equity financing will be available to the Company on acceptable terms, or at all.

NOTE 4 – ACCRUED LIABILITIES

As of September 30, 2024 and December 31, 2023 the Company had $33,486 and $33,486, respectively in accrued liabilities.

The amounts of $33,486 in both periods represent an amount that the Company received cash for the sales of cigars during the year ended December 31, 2021. The Company was unable to document revenue recognition for these cash receipts under the guidelines of ASC 606, therefore this amount of $33,486 was recorded as a liability and will remain as liabilities on the Company’s balance sheet until the statute of limitations expires in 2027.

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

As of September 30, 2024 the balance on the Promissory Note and accrued interest was $146,119 and $4,606 respectively.

On September 20, 2024, Lisa Lozinski (“the Lender”), the spouse of a Company director made a $50,000 loan to the Company. The terms of the loan were as follows:

•	Maturity date: March 20, 2025
•	18% interest, paid monthly
•	50,000 restricted common shares were paid as consideration to the Lender. These shares were valued at $0.50 which is equivalent to the price the Company is receiving for its common shares in its current equity offering. The consideration was valued at $25,000 which is being expensed prorate over the six month term of the Note. As of September 30, 2024 the Company had a deferred interest charge of $23,489.
•	The 50,000 restricted common shares received piggyback registration rights to be included in the Company’s next registration statement filed with the SEC.
•	If the Company fails to pay the principal and accrued interest in full by the maturity date, the Company shall issue the Lender as a penalty payment, 100,000 restricted common shares.

As of September 30, 2024, the balance due on this related party note was $50,000, with $275 in accrued interest.

During the three months ended June 30, 2024, the Company issued 19,250 shares of Series A Convertible Preferred Stock in exchange for 19,250,000 shares of common stock with four individuals who are officers and/or directors of the Company.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of September 30, 2024, and December 31, 2023, there were 17,029,000 and 26,646,000 shares of common stock outstanding, respectively.

Issuance of Common Stock

On December 14, 2023, the Board of Directors approved an offering of up to 10,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. Prior to the year-end, the Company issued 1,000,000 shares in an offering for an investment of $50,000. During the six months ended June 30, the Company completed the private placement by issuing 9,000,000 shares at $0.05 per share which generated $450,000 in proceeds.

On March 19, 2024, the Board of Directors approved an offering of up to 6,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. During the three months ended June 30, 2024, the Company issued 4,104,000 shares in the offering and raised $205,200 proceeds. The offering of 6,000,000 shares continued until July 14, 2024. During the period from July 1, 2024 through July 14, 2024 the Company sold 197,000 common shares in the offering and raised $9,850 in proceeds.

During the six months ended June 30, 2024, the Company also issued 40,000 shares for services rendered valued at $2,000.

On July 15, 2025 the Company commenced a new offering of 2,000,000 shares at a price of $0.50 per share. During the period from July 15, 2024 to September 30, 2024 the Company sold 242,000 common shares in the offering and raised $121,000 in proceeds.

Issuance of Preferred A Stock

In February 2023, the Board of Directors approved the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 10,000,000 shares, of which 19,250 shares were issued on May 31, 2024 in exchange for 19,250,000 shares of common stock. During the three months ended September 30, 2024, the Company issued 150 shares of Series A Preferred as a financing fee. As of September 30, 2024, there were 19,400 shares of Series A Preferred outstanding.

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

Issuance of Preferred B Stock

On July 13, 2024, the Board of Directors approved the issuance of a second series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”), for 10,000,000 shares. During the three months ended September 30, 2024, the Company issued 4,000 shares of Series B Preferred for cash consideration of $200,000, and 1,500 shares of Series B Preferred for consulting services valued at $750,000. As of September 30, 2024, there were 5,500 shares of Series B Preferred outstanding.

The Series B Preferred has the following rights:

Dividends: Each share of Series B Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series B Preferred were converted into shares of common stock immediately prior to the record date of the dividend declared on the common stock.

Liquidation Preference: The Series B Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $0.01 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock.

Voting Rights: The Series B Preferred Stock does not have the right to vote on any matter submitted to a vote of shareholders, but is entitled to notice of any shareholder meeting or any action proposed to be taken by shareholders in lieu of a meeting.

Voluntary Conversion Rights: Each share of Series B Preferred is convertible into 1,000 shares of common stock, provided that no holder of Series B Preferred may convert its shares into common stock to the extent the holder would be the beneficial owner of more than 4.99% of the Company’s common stock immediately after the conversion, and further provided that the holder has the right to waive this limitation on at least 61 days prior notice to the Company.

Mandatory Conversion Rights: The Company may convert all outstanding shares of Series B Preferred Stock into common stock, at the same ratio as the voluntary conversion rights held by the holders, at any time that there are less than 200,000 shares of Series B Preferred Stock outstanding.

Rank: The Series B Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized and which is designated as junior to the Series B Preferred. The Series B Preferred ranks junior to the Series A Preferred.

On July 24, 2024 the Company changed its Articles of Incorporation and filed a Certificate of Designation to create 10,000,000 shares of Series B Convertible Preferred Stock. The Series B preferred shares are junior to Series B Preferred Stock and have the same rights as Series A Preferred with one exception. Series B preferred holders cannot hold in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

During the three months ended September 30, 2024 the Company issued 5,500 Preferred B shares.

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

Reverse Stock Split

On June 5, 2023 the Company effected a 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. As that time the split was declared the Company had 140,790,867 shares outstanding. Post split there were 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 in excess of the amounts anticipated by the split. This split has been retroactively applied in the financial statement to all prior periods, and all reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

NOTE 7 – NOTES PAYABLE

On April 30, 2024, the Company borrowed $100,000 and $50,000 from two individuals pursuant to promissory notes that provide for interest at 10% per annum, monthly payments of interest only for six months and a maturity date six months after the date of the loans. In addition, the Company agreed to issue the lenders 100 shares and 50 shares, respectively, of Series A Convertible Preferred Stock. These shares were issued during the three months ended September 30, 2024.

As of September 30, 2024 the balance of notes payable was $150,000, with no accrued interest.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to September 30, 2024 the Company received $135,000 in proceeds from the issuance of 270,000 common shares at $0.50 each, to five accredited investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

From January 1, 2023 to December 14, 2023, the Company had no operations or revenues from a continuing business other than the general and administrative expenditures related to running the Company.

On December 14, 2023, our Board of Directors approved the appointment of Edward Honour, Jeffrey Lozinski, Joseph Lehman, and Robert Jackson to the Board of Directors of the Company, and appointed Edward Honour as Chairman (the “New Directors”). Erik Nelson remained a director of the Company. At the same time, the Board of Directors approved the issuance of 21,600,000 shares of common stock in the Company’s offering at $0.001 per share, of which 19,950,000 were acquired by the New Directors and the remainder were acquired by new employees. In addition, the Board of Directors also approved a private offering of 10,000,000 shares of common stock at $0.05 per share, and the spouse of a New Director purchased the initial 1,000,000 shares in such an offering. As a result of both transactions, the New Directors and their affiliates acquired an aggregate of 20,950,000 Shares of common stock in the Company, which is control of a majority of the issued and outstanding common shares of the Company at the time.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023.

Revenues

During the three months ended September 30, 2024 and 2023, the Company generated $64,966 and $-0- in consulting revenue as a result of its recent entry into the AI business. During the three months ended September 30, 2024 and 2023, the cost of consulting labor to generate this revenue was $52,490 and $-0-, respectively.

Operating Expenses

During the three months ended September 30, 2024 the Company incurred $1,055,870 in operating expenses compared to $17,345 in operating expenses during the prior three months ended September 30, 2023. The significantly higher level of operating expenses in three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is attributable to expenses incurred as part of the Company’s entry into the AI business, whereas the Company was an inactive shell company in the 2023 period, and $750,000 in non-cash stock-based compensation incurred in the 2024 period. The Company expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits and rent, will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other (Expense)

During the three months ended September 30, 2024 the Company incurred $10,125 in other expenses, as compared to $10,681 of other expenses during the three months ended September 30, 2023. In both periods, all of the other expenses consisted of interest expense on outstanding loans.

Net (Loss)

As a result of the foregoing, during the three months ended September 30, 2024 the Company incurred a net loss of $(1,053,518), or $(0.06) per share, compared to a net loss of $(28,027), or $(0.01) per share during the three months ended September 30, 2023. The increase in the Company’s net loss in the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is attributable to the factors discussed above.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023.

Revenues

During the nine months ended September 30, 2024 and 2023, the Company generated $137,291 and $-0- in consulting revenue as a result of its recent entry into the AI business. During the nine months ended September 30, 2024 and 2023, the cost of consulting labor to generate this revenue was $106,749 and $-0-, respectively.

Operating Expenses

During the nine months ended September 30, 2024 the Company incurred $1,711,583 in operating expenses compared to $42,227 in operating expenses during the prior nine months ended September 30, 2023. The significantly higher level of operating expenses in the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 is attributable to expenses incurred as part of the Company’s entry into the AI business, whereas the Company was an inactive shell company in the 2023 period, and $752,000 in stock-based compensation incurred in the 2024 period. The Company expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits and rent, will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other (Expense)

During the nine months ended September 30, 2024 the Company incurred $29,397 in other expenses, as compared to $23,767 of other expenses during the nine months ended September 30, 2023. In both periods, all of the other expenses consisted of interest expense on outstanding loans. The higher level of interest expense in the 2024 period as compared to the 2023 period was because of a higher level of interest-bearing loans outstanding.

Net (Loss)

As a result of the foregoing, during the nine months ended September 30, 2024 the Company incurred a net loss of $(1,710,438) or $(0.07) per share, as compared to a net loss of $(66,044), or $(0.01) per share, during the nine months ended September 30, 2023. The increase in the Company’s net loss in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $13,969 in cash on hand.

During the nine months ended September 30, 2024 the Company had a net loss of $(1,730,667).

Cash flows used in operating activities were $(853,954) for the nine months ended September 30, 2024 compared to cash flows used in operating activities $(52,442) for the nine months ended September 30, 2023. The material increase in cash flows used in operating activities for the nine months compared to the same nine month period in 2023 is primarily attributable to a significant increase in operations due to the Company’s entry into the AI business, whereas in the 2023 period the Company was a non-operating shell company.

Cash flows used in investing activities were $(100,178) for the nine months ended September 30, 2024 compared to cash flows used in investing activities of -0- for the nine months ended September 30, 2024. The entire increase in cash flows used in investing activities during the nine-month 2024 period, as compared to the same nine-month period in 2023, is due to the purchase of equipment to be used in our new business.

Cash flows provided by financing activities were $950,169 for the nine months ended September 30, 2024 compared to $55,000 in cash flows provided by financing activities for the nine months ended September 30, 2023. The increase in cash flows provided by financing activities in the nine months ended September 30, 2024 is primarily attributable to $786,050 received from the private placement of common stock compared to $-0- in the same period in 2023, and $200,000 received from the issuance of notes in the nine months ended September 30, 2024, compared to $-0- in the nine months ended September 30, 2023, offset by principal reductions of some notes.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of

September 30, 2024 there were no common stock equivalents that were dilutive.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that its disclosure controls were effective as of September 30, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of September 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of condensed financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have written documentation of our internal control policies and procedures.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended September 30, 2024, we sold 197,000 shares of common stock to one accredited investor for gross proceeds of $9,850 in an offering of our common stock at $0.05 per share. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

During the three months ended September 30, 2024, we sold 242,000 shares of common stock to four accredited investors for gross proceeds of $121,000 in an offering of our common stock at $0.50 per share. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

During the three months ended September 30, 2024, we issued 50,000 shares of common stock to an accredited investor and related party as a loan extension fee. The issuance was exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 4(a)(2) therein.

During the three months ended June 30, 2024, we issued 4,000 shares of Series B Convertible Preferred Stock to two accredited investors for gross proceeds of $200,000. These issuance were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 3(a)(9) therein.

During the three months ended June 30, 2024, we issued 1,500 shares of Series B Convertible Preferred Stock to two accredited investors for consulting services valued at $750,000. These issuance were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 3(a)(9) therein.

During the three months ended June 30, 2024, we issued 150 shares of Series A Convertible Preferred Stock for financing fees to two accredited investors who loaned the Company an aggregate of $150,00. The sales were exempt from the registration requirements of the Securities Act of 1933 by virtue of the exemption contained in Section 3(a)(9) therein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KINETIC SEAS INCORPORATED

Dated: November 14, 2024	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

