Form 10-K
period 2024-12-31
Kinetic Seas Inc.
filed 2025-04-24
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $0.36 closing price of the registrant’s common stock as reported on the Pink OTC Market on that date, was approximately $4,251,442. For the purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of April 24, 2025 the Registrant had 44,554,000 shares of common stock issued and outstanding.

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

Description of Business

We are an Artificial Intelligence (“AI”) consulting, research and development, and software company focused on delivering practical, locally deployed AI solutions. Our core business is centered around helping businesses of all sizes integrate AI into their operations through a combination of technical consulting, training and education, and purpose-built software products.

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

We build private, high-performance AI applications powered by local Large Language Models (LLMs), with an emphasis on supervised fine-tuning and advanced prompt engineering. In addition, we design intuitive graphical user interfaces (GUIs) that make these AI applications usable by non-technical staff, expanding the reach and impact of AI across an organization.

Our service offerings are structured around several interconnected areas:

•	Consulting Services, which include strategic consulting, project execution, and infrastructure planning. We no longer provide staff augmentation services, focusing instead on delivering fully integrated solutions that are scalable and sustainable.

•	Training and Education, which play a central role in our business model. We offer both free and paid learning opportunities, including custom-designed training for enterprise clients. Education often serves as our first point of engagement and leads directly to long-term client relationships.

•	Product Development, where we build AI software powered by locally deployed models. These solutions are optimized through fine-tuning and customized prompt engineering and delivered with user-friendly GUIs designed for ease of adoption.

•	Partnerships and Incubation Services, through which we support early-stage AI companies with consulting, infrastructure guidance, and go-to-market strategies.

This integrated approach allows us to deliver complete solutions to our clients—from ideation and technical training to software implementation and long-term operational success.

Our Mission

Our mission is to empower businesses of all sizes to effectively adopt and benefit from artificial intelligence through tailored products, education, and expert consulting. We focus on simplifying AI integration by providing tools, training, and locally deployed AI systems that are designed for real-world business use. Rather than relying on cloud-hosted solutions or generic APIs, we deliver secure, private, and high-performance applications powered by fine-tuned local models.

Our Opportunity

Industry sources predict 90% of businesses will adopt AI of some type in the next three years. While most companies entering the AI market as vendors are focused on a single application or technology that they hope will be revolutionary, we are focused on helping companies be successful no matter how simple or complex their goals are. By helping companies be early adopters of AI we have the opportunity to build long term relationships with our customers and technologies evolve and confidence in AI grows.

Our Vision

Our vision is to lead the evolution of practical artificial intelligence by making it accessible, manageable, and meaningful for every organization. We envision a future where companies control their own AI tools, customized to their exact needs and operated securely on their own infrastructure. By focusing on local model deployment, intuitive user experiences, and business-ready solutions, we aim to remove the barriers that have traditionally limited successful AI adoption.

Our Products

Industry sources predict 90% of businesses will adopt AI of some type in the next three years. While most companies entering the AI market as vendors are focused on a single application or technology that they hope will be revolutionary, we are focused on helping companies be successful no matter how simple or complex their goals are. By helping companies be early adopters of AI we have the opportunity to build long term relationships with our customers as technologies evolve and confidence in AI grows.

Product Development with Local Models

We have transitioned our focus away from open-source software projects and are now primarily dedicated to developing commercial products based on locally run AI models. Our product development strategy leverages the Ollama platform, allowing us to run Large Language Models (LLMs) efficiently on local hardware.

Our approach combines supervised fine-tuning and advanced prompt engineering to tailor models to client-specific needs. This enables us to deliver intelligent, responsive AI systems that operate with greater control and privacy than traditional cloud-hosted models. By developing solutions that run locally, we provide clients with robust, secure, and cost-effective alternatives to hosted AI services.

In addition, we design and build intuitive graphical user interfaces (GUIs) for these AI-driven applications. These interfaces ensure that users can interact seamlessly with the underlying models, making the power of AI accessible to teams without specialized technical expertise.

Consulting Services

Our consulting operations are now divided into three categories: strategic consulting, project consulting, and infrastructure consulting. We no longer offer staff augmentation as a service due to limited demand and its inconsistency with our full-service consulting model.

Strategic consulting remains the highest-impact segment of our practice, guiding clients through AI project planning, model selection, and technical decision-making. Project consulting, our preferred model, allows us to deliver end-to-end solutions with integrated teams. Infrastructure consulting focuses on guiding clients on how to design and implement effective on-premises or hybrid infrastructure environments.

Training and Education

Training and education have become one of the most critical pillars of our business. We have significantly expanded our focus in this area because it consistently leads to meaningful client engagements and long-term consulting opportunities.

Through the Kinetic Seas Business AI podcast, Kinetic Guides, and the Kinetic Seas YouTube channel, we deliver a combination of free and premium content to demonstrate our expertise. These resources introduce business leaders and technical teams to the possibilities of AI, often serving as the first point of contact in a client relationship.

Our educational offerings include:

- Data Science

- Machine Learning

- Large Language Models

- Python and C++

- Model fine-tuning

- Infrastructure

- Application integration

We are investing in self-paced learning, classroom-based sessions, and client-specific training modules to broaden our impact and help clients achieve success with AI.

Partnerships and Incubation Services

We develop partnerships and incubation services for up-and-coming AI companies. Infrastructure, support, and product rollout are something most AI companies do not account for when they develop new products. Our partnership and incubation services are a flexible way to earn consulting revenue, attract long-term hosting clients, and support early-stage innovation using our expertise.

Our Competitive Advantage

Our competitive advantage lies in our practical, product-focused approach to artificial intelligence. Unlike large cloud providers or traditional software vendors, we specialize in building secure, local AI systems using Ollama and other cutting-edge tools. Our emphasis on supervised fine-tuning, prompt engineering, and user-friendly interfaces enables clients to derive maximum value from AI without dependency on third-party cloud platforms.

In addition, our integrated model of training, consulting, and software development creates a seamless path for businesses to explore, adopt, and scale AI capabilities. By removing reliance on external hosting and focusing on client-owned solutions, we offer businesses greater control, privacy, and performance.

Our Sales and Marketing

Our sales and marketing efforts are closely aligned with our focus on education-driven engagement and product-based AI solutions. With the discontinuation of our cloud hosting services and open-source initiatives, we have shifted to a model centered on outreach through education, personalized consultation, and the promotion of locally deployed AI products.

Education-Led Marketing

Education continues to be at the heart of our marketing strategy. Through channels like the Kinetic Seas Business AI podcast, instructional video content, webinars, and written guides, we establish our authority in the AI industry and attract potential clients.

Product-Centric Demonstrations and Use Cases

We actively demonstrate our product capabilities through case studies, live demos, and tailored proof-of-concept builds.

Consultative Selling and Client Training

Our sales process often begins with training and evolves into deeper consulting and product integration projects.

Digital and Relationship-Based Marketing

We employ a mix of digital lead generation and traditional relationship-based strategies for enterprise sales.

Regulation

Our financial prospects and continued growth depend in part on our ability to continue to operate in a compliant manner with all rules and regulations. To date, there is no law or regulations that relate specifically to AI or ML. However, there are continuing calls for regulations to address perceived dangers or harms of AI or ML.

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

Effective December 14, 2023, the Company entered into a Master Services Agreement and Service Order with Databank Holdings Inc, (“Databank”) to provide the Company with server collocation services at their Databank-ORD4 location in Oakbrook Illinois.

Employees and Independent Contractors

As of April 24, 2024, we had two employees both which were our executive officers.

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

The sales and onboarding process of new partners could take longer than expected, leading to fluctuations or variability in expected revenues and results of operations. As of December 31, 2024 we only have one customer.

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

We may become increasingly dependent on a few key partnerships as evidenced by the fact that we only have one customer as of December 31, 2024. Delays in the onboarding of such partners could therefore have a disproportionate impact on our expected revenues.

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

To mitigate the risk of a skills shortage, we may need to invest in training and developing our existing workforce at a higher level than planned, which would increase our expenses and could impact our financial results. Skilled employees contribute significantly to our intellectual capital. A shortage of critical skills could lead to a decrease in innovation, affecting our ability to maintain a competitive edge.

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

Our common stock is listed on the OTC Markets under the symbol “KSEZ,” but is currently thinly traded. We cannot assure you that an active trading market for our common stock will develop on that quotation service or elsewhere or, if developed, that any market will be sustained. Accordingly, we cannot assure you of the likelihood that an active trading market for our common stock will develop or be maintained, your ability to sell your shares of our common stock when desired or the prices that you may obtain for your shares.

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

Effective December 14, 2023, the Company entered into a Master Services Agreement and Service Order with Databank Holdings Inc, (“Databank”) to provide the Company with server collocation services at their Databank-ORD4 location in Oakbrook Illinois.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the quarterly high and low daily close for our common stock for the two years ended December 31, 2024. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock.

	Price Range
	High	Low
Year ended December 31, 2024
First Quarter	$0.89	$0.595
Second Quarter	$0.72	$0.55
Third Quarter	$0.58	$0.444
Fourth Quarter	$0.555	$0.10
Year ended December 31, 2023
First Quarter	$0.18	$0.05
Second Quarter	$2.50	$0.02
Third Quarter	$0.25	$0.0151
Fourth Quarter	$0.15	$0.03

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

Holders

As of January 24, 2025 there were 1,215 shareholders of record of the Company’s Common Stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Securities Transfer Corporation, 2901 North Dallas Parkway, Plano, TX. 75093, telephone (469)-633-0101.

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

Results of Operations

Comparison of Results of Operations for Years Ended December 31, 2024 and 2023.

Revenues and cost of sales

During the year ended December 31, 2024 the Company emerged from shell status and generated $210, 584 in consulting revenue compared to $-0- during the year ended December 31, 2023. Cost of sales for consulting labor was $157,776 for the year ended December 31, 2024 compared to $-0- in 2023. All of our revenue for the year ended December 31, 2024 came from one customer. Loss of this customer could have a material adverse impact on the Company’s operations.

Operating Expenses

During the year ended December 31, 2024 the Company incurred $3,820,014 in operating expenses compared to $121,538 in operating expenses during the prior year ended December 31, 2023. Operating expenses for the 2024 fiscal year were primarily comprised of legal and accounting fees, investor relation services, salaries, Delaware taxes and other fees associated with being a public company. The higher level of operating expenses in fiscal 2024 as compared to fiscal 2023 is attributable to expenses incurred as part of the Company’s entry into the Ai business. The Company expects that operating expenses will be trend materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement of operations.

Other Income (Expense)

During the year ended December 31, 2024 the Company incurred $129,916 in other expenses, as compared to $39,424 of other expenses during the prior year ended December 31, 2023. In each year, other expenses consisted of interest accrued on loans made to the Company by entities affiliated with management. The higher level of interest expense in fiscal 2024 as compared to fiscal 2023 is attributable to higher loan balances in 2023 as the Company borrowed money to finance its ongoing general and administrative expenses.

Net Income (Loss)

During the year ended December 31, 2024 the Company incurred a net loss of $(3,897,122) or ($0.18) per share, as compared to a net loss of $160,962, or ($0.03) per share, during the prior year ended December 31, 2023. The increase in the Company’s net loss in fiscal 2024 as compared to fiscal 2023 is attributable to the factors discussed above.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $4,947 in cash on hand.

During the year ended December 31, 2024 the Company had a net loss of ($3,897,122).

Cash flows used in operating activities were ($1,072,140) for the year ended December 31, 2024 compared to cash flows used of ($133,719) for the year ended December 31, 2023. The increase in cash flows used in operating activities for fiscal 2024 compared to fiscal 2023 is primarily attributable to a higher net loss in fiscal 2024.

Cash flows used in investing activities were ($100,178) for the year ended December 31, 2024 compared to cash flows used in investing activities of $13,326 for the year ended December 31, 2023. The entire increase during the fiscal 2024 period compared to fiscal 2023 in cash flows used by investing activities is due to the purchase of equipment to be used in our new of business.

Cash flows provided by financing activities were $1,159,334 for the year ended December 31, 2024 compared to cash flows provided by financing activities of $163,600 for the year ended December 31, 2023. The increase in cash flows provided by financing activities during the year ended December 31, 2024 compared to December 31, 2023 is primarily attributable to $911,050 received from the private placement of common stock and $231,164 in the 2024 period compared to $71,600 in proceeds from common stock issued for cash and $92,000 in advances by related parties in the 2023 period.

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

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2024 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kinetic Seas Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Seas Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency for the period ended December 31, 2024 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Henderson, Nevada

April 24, 2025

PCAOB ID Number 6797

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash	$4,947	$17,931
Accounts receivable	20,719	–
Deferred charge	10,852	–
Total current assets	36,518	17,931
Right-of-use-assets	69,821	–
Property and equipment, net	84,078	13,141
Total assets	$190,417	$31,072

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$219,219	$–
Accrued liabilities	1,483,587	33,486
Accrued interest	9,089	11,098
Lease liabilities-short term	20,299	–
Notes payable	231,164	–
Notes payable related parties	199,137	182,000
Total current liabilities	2,162,495	226,584
Lease liabilities-long term	50,003	–
Total liabilities	2,212,497	226,584

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 21,100 and 0 shares issued and outstanding, respectively, as of December 31, 2024 and December 31, 2023	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, 5,500 and 0 shares issued and outstanding, respectively, as of December 31, 2024 and December 31, 2023	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 16,329,000 and 26,646,000 shares issued and outstanding, respectively as of December 31, 2024 and December 31, 2023	163	266
Additional paid-in-capital	2,992,676	922,020
Accumulated deficit	(5,014,920)	(1,117,798)
Total stockholders' deficit	(2,022,081)	(195,512)
Total liabilities and stockholders' deficit	$190,417	$31,072

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Year	Year
	ended	ended
	December 31,	December 31,
	2024	2023

Consulting Revenue	$210,584	$–
Cost of sales consulting labor	157,776	–
Gross margin	52,808	–

Operating expenses
Selling, general and administrative expenses	507,438	121,538
Professional fees	2,757,675	–
Payroll and benefits	554,900	–
Total operating expenses	3,820,014	121,538
Loss from operations	(3,767,206)	(121,538)
Other income (expense):
Interest expense	(129,916)	(39,424)
Total other income and expense	(129,916)	(39,424)
Net (loss)	$(3,897,122)	$(160,962)

Basic and diluted loss per share	$(0.18)	$(0.03)

Weighted average number of shares outstanding:
Basic and diluted	21,631,301	4,334,767

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	–	$–	–	$–	3,046,000	$30	$800,656	$(956,835)	$(156,149)

Common stock issued for cash	–	–	–	–	22,600,000	226	71,374	–	71,600
Payment of accrued interest with common stock	–	–	–	–	1,000,000	10	49,990	–	50,000
Net loss	–	–	–	–	–	–	–	(160,962)	(160,962)

Balance, December 31, 2023	–	$–	–	$–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	–	$–	–	$–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued in private placement	–	–	–	–	9,793,000	98	710,952	–	711,050
Common stock issued for services	–	–	–	–	40,000	0	2,000	–	2,000
Conversion of common stock to Preferred A stock	19,250	–	–	–	(19,250,000)	(193)	195	–	2
Preferred A stock issued for financing fee	150	–	–	–	–	–	7,500	–	7,500
Conversion of common stock to Preferred A	1,700	–	–	–	(1,700,000)	(17)	17	–	–
Common stock issued for financing fee	–	–	–	–	50,000	1	24,999	–	25,000
Preferred stock issued in a private placement	–	–	4,000	–	–	–	200,000	–	200,000
Preferred stock issued for services	–	–	1,500	–	–	–	750,000	–	750,000
Stock based compensation for services	–	–	–	–	750,000	8	374,992	–	375,000
Net loss	–	–	–	–	–	–	–	(3,897,122)	(3,897,122)

Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year	Year
	ended	ended
	December 31,	December 31,
	2024	2023
Cash flows used in operating activities
Net (loss) from operations	$(3,897,122)	$(160,962)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,241	185
Stock based compensation	1,127,000	–
Common stock issued for financing fees	32,499	–
Changes in assets and liabilities
Accounts receivable	(20,719)	–
Lease liability-net	481	–
Deferred charge	(10,852)	–
Accounts payable	219,239	(12,366)
Accrued liabilities	1,450,103	–
Accrued interest	(2,009)	39,424
Net cash used in operating activities	(1,072,140)	(133,719)

Cash flows (used in) investing activities
Purchases of property and equipment	(100,178)	(13,326)
Net cash (used in) investing activities	(100,178)	(13,326)

Cash flows provided by financing activities
Advances by related party	–	92,000
Proceed from related party notes	55,500	–
Repayment of related party notes	(38,381)	–
Proceeds from notes payable	231,164	–
Proceeds from common stock issued for cash	911,050	71,600
Net cash provided by financing activities	1,159,334	163,600

Net increase (decrease) in cash	(12,984)	16,555
Cash, beginning of period	17,931	1,376
Cash, end of period	$4,947	$17,931

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board (FASB) created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

During the year ended December 31, 2024 we generated $210,584 in consulting revenue. The cost of consulting labor was $157,776.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On December 31,2024 and December 31, 2023 the Company’s cash and cash equivalents totaled $4,947 and $17,931 respectively.

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

Customer Concentration

During 2024 the Company commenced its AI consulting practice. All of the Company’s revenue was generated from one customer.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The amended guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. In March 2019, the FASB issued ASU 2019-01, Codification Improvements, which clarifies certain aspects of the new lease standard. The FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases in July 2018. Also in 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an optional transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. The amendments have the same effective date and transition requirements as the new lease standard. On November 15, 2019, the FASB issued ASU 2019-10, which amends the effective dates for three major accounting standards. The ASU defers the effective dates for the credit losses, derivatives, and lease standards for certain companies.

During 2024 the Company adopted ASU 2016-12 and recorded a right-of-use lease asset and liability of $82,897 for its office lease.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since its inception. As of December 31, 2024, the Company had an accumulated deficit of $5,014,920 and a working capital deficit of $2,125,977.

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

NOTE 4 – ACCRUED LIABILITIES

As of December 31, 2024 and December 31, 2023 the Company had $1,483,587 and $33,486, respectively in accrued liabilities.

The balance as of December 31, 2024 is comprised of the following:

•	$75,000 in penalty interest due on past due noted payable
•	$1,375,000 to record liability for 2,750,000 shares due to two investor relations professional
•	The amounts of $33,486 in both periods represent an amount that the Company received cash for the sales of cigars during the year ended December 31, 2021. The Company was unable to document revenue recognition for these cash receipts under the guidelines of ASC 606, therefore this amount of $33,486 was recorded as a liability and will remain as liabilities on the Company’s balance sheet until the statute of limitations expires in 2027.
•	Miscellaneous liabilities of $101

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

As of December 31, 2024 the balance on the Promissory Note and accrued interest was $146,137 and $8,290 respectively.

On September 20, 2024, Lisa Lozinski (“the Lender”), the spouse of a Company director made a $50,000 loan to the Company. The terms of the loan were as follows:

•	Maturity date: March 20, 2025
•	18% interest, paid monthly
•	50,000 restricted common shares were paid as consideration to the Lender. These shares were valued at $0.50 which is equivalent to the price the Company is receiving for its common shares in its current equity offering. The consideration was valued at $25,000 which is being expensed prorata over the six month term of the Note. As of December 31, 2024 the Company had a deferred interest charge of $10,852.
•	The 50,000 restricted common shares received piggyback registration rights to be included in the Company’s next registration statement filed with the SEC.
•	If the Company fails to pay the principal and accrued interest in full by the maturity date, the Company shall issue the Lender as a penalty payment, 100,000 restricted common shares.

As of December 31, 2024, the balance due on this related party note was $50,000, with $320 in accrued interest.

During the three months ended Jeff Lozinski loaned the Company $5,500 on an interest free basis of which $2,500 was repaid resulting in a balance due of $3,000 as of December 31, 2024.

During the year ended December 31, 2024, the Company issued 20,950 shares of Series A Convertible Preferred Stock in exchange for 20,950,000 shares of common stock with four individuals who are officers and/or directors of the Company, and with one investor. Additionally, 150 shares of Series A Preferred was issued to investor as a financing fee.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of December 31, 2024, and December 31, 2023, there were 16,329,000 and 26,646,000 shares of common stock outstanding, respectively.

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

On July 15, 2024 the Company commenced a new offering of 2,000,000 shares at a price of $0.50 per share. During the period from July 15, 2024 to September 30, 2024 the Company sold 242,000 common shares in the offering and raised $121,000 in proceeds.

Issuance of Preferred A Stock

In February 2023, the Board of Directors approved the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 100,000,000 shares, of which 19,250 shares were issued on May 31, 2024 in exchange for 19,250,000 shares of common stock. During the three months ended September 30, 2024, the Company issued 150 shares of Series A Preferred as a financing fee. On November 18, 2024, 1,700,000 common shares were converted to 1,700 Series A Preferred. As of December 31, 2024, there were 21,100 shares of Series A Preferred outstanding.

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

Issuance of Preferred B Stock

On July 13, 2024, the Board of Directors approved the issuance of a second series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”), for 10,000,000 shares. During the three months ended September 30, 2024, the Company issued 4,000 shares of Series B Preferred for cash consideration of $200,000, and 1,500 shares of Series B Preferred for consulting services valued at $750,000. As of December 31, 2024, there were 5,500 shares of Series B Preferred outstanding.

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

NOTE 7 – NOTES PAYABLE

As of December 31, 2024 and December 31, 2023, the balance of notes payable was $231,164 and $-0-.

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

As of December 31, 2024 the balance of these notes payable (which were past due) was $150,000. There was no accrued interest on these notes as of December 31, 2024.

Additionally, during the three months ended December 31, 2024, the Company entered into four short term note agreements amounting to $81,528 with interest rates varying from 18-36%. The accrued interest on these notes amounted to $478 as of December 31, 2024.

NOTE 8 – LEASES

During 2024, the Company entered into a non-cancellable four year lease for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $82,897 using a term of 47 months and a discount rate of 12.00%.

The weighted average remaining lease term is 38 month and the weighted average discount rate is 12%. Operating lease expense for the year ended December 31, 2024 was approximately $17,400. Total lease payments under our non-cancellable leases were as follows:

Year 2025	$25,972
Year 2026	26,734
Year 2027	27,496
Year 2028	7,050
Total	87,252
Imputed interest	17,431
Lease liability	$69,821

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to December 31, 2024, the Company issued 28,225,000 common shares. Of the shares issued 26,100,000 were related to the conversion of 26,100 Preferred A and B shares, into common shares. The remaining 2,125,000 common shares were issued to investor relations firms for services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has determined that disclosure control and procedures were not effective as of December 31, 2024.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of March 29, 2024:

Name	Age	Position
Edward Honour	67	CEO, CFO and Chairman
Jeffrey Lozinski	62	Chief Operating Officer and Director
Joseph Lehmann	47	Chief Technical Officer and Director
Robert Jackson	67	Director
Erik S. Nelson	57	Director

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

Insider Trading Policy

The Company has not yet adopted an insider trading policy and is in the process of formulating a policy as soon as it is approved by the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended December 31, 2024, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

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

ITEM 11. EXECUTIVE COMPENSATION

The following identifies the elements of compensation for fiscal years 2024 and 2023 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2023, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2024 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2024.

Based on our compensation for the fiscal year ended December 31, 2023, Edward Honour and Jeff Lozinski constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

						NONQUALIFIED	ALL
				STOCK	OPTIONS	DEFERRED	OTHER
		SALARY	BONUS	AWARDS	AWARDS	COMPENSATION	COMP
NAME AND PRINCIPAL POSITION	YEAR	($)	($)	($)	($)	($)	($)	TOTAL

Erik S. Nelson,	2024	$0	$0	$0	$0	$0	$0	$0
President, Chief Financial Officer & Director (1)	2023	$0	$0	$0	$0	$0	$0	$0

Edward Honour	2024	$135,504	$0	$0	$0	$0	$32,312	$167,816
Chief Executive Officer, Director (2)	2023	$0	$0	$0	$0	$0	$0	$0

Jeffrey Lozinski	2024	$159,577	$0	$0	$0	$0	$55,045	$214,622
Chief Operating Officer, Director (3)	2023	$0	$0	$0	$0	$0	$0	$0

______________________________________

(1)	Mr. Erik S. Nelson, our sole officer and director, was appointed Chief Executive Officer, President, Chief Financial Officer and member of the Board of Directors on June 18, 2021. On December 14, 2023, Mr. Nelson resigned as Chief Executive Officer, President and Chief Financial Officer.
(2)	Edward Honour has served as Chief Executive Officer from December 14, 2023 to the present.
(3)	Jeffrey Lozinski has served as Chief Operating Officer from December 14, 2023 to the present.

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

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of December 31, 2024.

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

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2024.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($)(2)	All Other Compensation ($)	Total $
Joseph Lehmann	$–	$–	$–	$–
Robert Jackson	$–	$–	$–	$–

There were no options outstanding to directors as of December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2025, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 31, 2025 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name (1)	Shares Beneficially Owned	Percent of Common Stock (2)

Directors and Named Executive Officers
Jeffrey Lozinski (3)	11,500,000	25.8%
Robert Jackson	6,000,000	13.5%
Ed Honour	1,950,000	4.4%
Erik S. Nelson (4)	2,000,000	4.5%
Joseph Lehman	1,000,000	2.2%
Officers and Directors as a Group	22,450,000	49.3%

(1)	Unless otherwise indicated, the address of each person is c/o Kinetic Seas Incorporated, 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(2)	Based on 44,554,000 shares of common stock issued and outstanding as of March 31, 2025.
(3)	Includes 10,500,000 shares of common stock owned directly and 1,000,000 shares of common stock owned by his spouse.
(4)	Includes the shares beneficially owned by Coral Investment Partners, LP (see Note 4), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power. Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein. Also includes warrants to purchase common stock exercisable in the next 60 days

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2024 about the securities issued, or authorized for future issuance, under our equity compensation plans.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services provided by the Company’s auditors for the year December 31, 2024 and the period from 2023, respectively:

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2024	2023
Audit fees (1)	$–	$71,500
Total fees paid or accrued to our principal accountant	$–	$71,500

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Statement of Merger of Oncology Med Inc. filed January 5, 2015	Form 10	September 19, 2022	000-56478
3.1	Articles of Incorporation – Onco Merger Sub Inc. filed January 3, 2015	Form 10	September 19, 2022	000-56478
3.2	Amendment to Articles of Incorporation of ONCO Merger Sub, Inc. filed January 18, 2015	Form 10	September 19, 2022	000-56478
3.3	Amendment to Articles of Incorporation of Oncology Med Inc. filed September 16, 2016	Form 10-K	April 10, 2024	000-56478
3.4	Amendment to Articles of Incorporation filed January 20, 2017	Form 10	September 19, 2022	000-56478
3.5	Amended and Restated Articles of Incorporation dated September 12, 2022	Form 10	September 19, 2022	000-56478
3.6	Articles of Amendment to Articles of Incorporation filed February 24, 2023	Form 10-K	April 10, 2024	000-56478
3.7	Articles of Amendment to Articles of Incorporation filed May 9, 2023	Form 10-K	April 10, 2024	000-56478
3.8	Articles of Amendment to Articles of Incorporation filed May 9, 2023	Form 10-K	April 10, 2024	000-56478
3.9	Articles of Amendment to Articles of Incorporation filed January 19, 2024	Form 8-K	March 6, 2024	000-56478
3.10	By-laws of Bellatora, Inc.	Form 10	September 19, 2022	000-56478
4.1	Form of Class A Warrant Certificate	Form 10-K	April 10, 2024	000-56478
4.2	Form of Class B Warrant Certificate	Form 10-K	April 10, 2024	000-56478
10.1	Promissory Note Agreement Between Coral Investment Partners, LP and Bellatora, Inc. dated June 18, 2021	Form 10	September 19, 2022	000-56478
10.2	Promissory Note – Addendum 1, Debt Agreement Modification between Coral Investment Partners, LP and Bellatora, Inc. dated December 14, 2023	Form 8-K	March 6, 2024	000-56478
14	Code of Ethics	Form 10-K	April 10, 2024	000-56478
23.1	Auditor Consent				X
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				X
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinetic Seas Incorporated

Dated: April 24, 2025	By:	/s/ Edward Honour
Edward Honour Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Honour	Chairman, Director and Chief Executive Officer	April 24, 2025
Edward Honour

/s/ Erik S. Nelson	Director	April 24, 2025
Erik S. Nelson

/s/ Jeffrey Lozinski	Director and Chief Operating Officer	April 24, 2025
Jeffrey Lozinski

/s/ Joseph Lehmann	Director and Chief Technical Officer	April 24, 2025
Joseph Lehmann

/s/ Robert Jackson	Director	April 24, 2025
Robert Jackson

