Form 10-Q
period 2025-03-31
Kinetic Seas Inc.
filed 2025-05-15
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of May 14, 2025, was 44,554,000 shares.

KINETIC SEAS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2025

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

1

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2024	2024
	(Unaudited)
ASSETS
Current Assets
Cash	$–	$4,947
Accounts receivable	25,851	20,719
Deferred charge	–	10,852
Total current assets	25,851	36,518
Right of use assets	65,206	69,821
Property and equipment, net	74,619	84,078
Total assets	$165,676	$190,417

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$216,404	$163,618
Accrued liabilities	420,986	1,483,587
Cash overdraft	483	–
Accrued officer compensation	107,637	55,601
Accrued interest	21,972	9,089
Lease liabilities -short term	20,299	20,299
Notes payable	295,138	231,164
Notes payable related parties	220,639	199,137
Total current liabilities	1,303,557	2,162,495
Lease liabilities long term	45,591	50,003
Total liabilities	1,349,148	2,212,497

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 500 and 21,100 shares issued and outstanding, respectively, as of March 31, 2025 and December 31, 2024	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, -0- and 5,500 shares issued and outstanding, respectively, as of March 31, 2025 and December 31, 2024	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 44,554,000 and 16,329,000 shares issued and outstanding, respectively as of March 31, 2025 and December 31, 2024	445	163
Additional paid-in-capital	4,054,894	2,992,676
Accumulated deficit	(5,238,811)	(5,014,920)
Total stockholders' deficit	(1,183,472)	(2,022,081)
Total liabilities and stockholders' deficit	$165,676	$190,417

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2025	2024

Consulting Revenue	$67,871	$10,554
Cost of sales consulting labor	57,162	7,841
Gross margin	10,708	2,713

Operating expenses
Selling, general and administrative expenses	82,490	110,978
Professional fees	5,422	21,994
Payroll and benefits	116,440	64,529
Total operating expenses	204,352	197,501
Loss from operations	(193,644)	(194,788)
Other (expense):
Interest expense	(30,247)	(4,550)
Total other income and expense	(30,247)	(4,550)
Net (loss)	$(223,891)	$(199,338)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	30,441,500	29,146,000

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	–	$–	–	$–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued for cash	–	–	–	–	5,000,000	50	249,950	–	250,000

Net loss	–	–	–	–	–	–	–	(199,338)	(199,338)

Balance, March 31, 2024	–	$–	–	$–	31,646,000	$316	$1,171,970	$(1,317,136)	$(144,850)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Conversion of Preferred A to common stock	(21,100)	–	–	–	21,100,000	211	(211)	–	–

Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–

Conversion of common shares to Preferred A	500	–	–	–	(500,000)	(5)	5	–	–

Shares issued for services	–	–	–	–	2,125,000	21	1,062,479	–	1,062,500

Net loss	–	–	–	–	–	–	–	(223,891)	(223,891)

Balance, March 31, 2025	500	$–	–	$–	44,554,000	$445	$4,054,894	$(5,238,811)	$(1,183,472)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2025	2024
Cash flows used in operating activities
Net (loss) from operations	$(223,891)	$(199,338)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,459	3,742
Changes in assets and liabilities
Accounts receivable	(5,131)	(10,554)
Lease liability-net	203	–
Deferred charge	10,852	–
Accounts payable	52,786	15,188
Accrued liabilities	(101)	8,262
Accrued interest	12,884	–
Cash overdraft	483	–
Accrued officer compensation	52,035	–
Net cash (used in) operating activities	(90,423)	(182,700)

Cash flows (used in) investing activities
Purchases of property and equipment	–	(83,523)
Net cash (used in) investing activities	–	(83,523)

Cash flows provided by financing activities
Proceed from related party notes	21,502	–
Repayment of notes payable	(1,776)	–
Proceeds from notes payable	65,750	–
Proceeds from common stock issued for cash	–	250,000
Net cash provided by financing activities	85,476	250,000

Net (decrease) in cash	(4,947)	(16,223)
Cash, beginning of period	4,947	17,931
Cash, end of period	$–	$1,708

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Kinetic Seas Incorporated (the “Company”) was formed on January 3, 2015, as a Colorado corporation with the name ONCO Merger Sub, Inc. On January 5, 2025, the Company merged with Oncology Med, Inc. as part of a holding company reorganization involving Oracle Nutraceuticals Company, under which the Company was the surviving entity in the merger. On January 18, 2015, the Company changed its name to Oncology Med, Inc. On September 16, 2016, the Company changed its name to Bellatora, Inc. On January 19, 2024, the Company changed its name to Kinetic Seas Incorporated.

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

The appointment of the New Directors to the Company’s board, and the sale to the New Directors of a controlling interest in the Company, were made to enable the Company to enter the business of artificial intelligence hosting, research & development, and consulting. Before the change in control to the New Directors, the Company was a shell company.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of accrued liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable, and the allowance for doubtful accounts, inventories, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Revenue Recognition and Cost of Consulting Labor

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018.

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC606”). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board (FASB) created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

During the three months ended March 31, 2025, we generated $67,871 in consulting revenue. The cost of consulting labor was $57,162.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On March 31, 2025, and December 31, 2024, the Company’s cash and cash equivalents totaled $-0- and $4,947, respectively.

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

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions quarterly to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

On Dec. 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021, which had no impact on the Company’s financial statements.

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

Recent Accounting Pronouncements

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024as filed with the SEC on April 24, 2025, that are of significance, or potential significance, to the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since its inception. As of March 31, 2025, the Company had an accumulated deficit of $5,238,811, and a working capital deficit of $1,277,706.

The Company does not expect to generate operating cash flow that will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow, including private placements of its common stock and entered into loan agreements. The Company will be required to continue to seek these sources of capital until its operations become profitable. However, there can be no assurance that other sources of additional debt or equity financing will be available to the Company on acceptable terms, or at all.

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2025, and December 31, 2024, the Company had $420,986 and $1,483,587 respectively in accrued liabilities.

The balance as of March 31, 2025 is comprised of the following:

•	$75,000 in penalty interest due on past due note payable to record liability for 150,000 shares due to the lender
•	$312,500 to record liability for 625,000 shares due to an investor relations professional
•	The amounts of $33,486 in both periods represent an amount that the Company received cash for the sales of cigars during the year ended December 31, 2021. The Company was unable to document revenue recognition for these cash receipts under the guidelines of ASC 606, therefore this amount of $33,486 was recorded as a liability and will remain as liabilities on the Company’s balance sheet until the statute of limitations expires in 2027.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021, the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”). CIP’s managing director is Erik Nelson who was formerly the CEO of the Company. On June 30, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently, CIP made an additional loan of $40,000 on September 15, 2022, to bring the total loan balance to $90,000 plus $21,674 in accrued interest. During the fiscal year ended December 31, 2023, CIP made additional loan amounts of $5,000 on February 15, 2023, $22,000 on March 29, 2023, $11,000 on June 30, 2023, $10,000 on May 10, 2023, $4,000 on June 29, 2023, $10,000 on July 5, 2023, $15,000 on August 21, 2023 and $15,000 on November 6, 2023.

On December 14, 2023, the Company and CIP agreed to convert $50,000 of indebtedness under the Promissory Note into 1,000,000 shares of the Company’s common stock at $0.05 per share. Also after December 14, 2023, the interest rate was reduced to 12% for the period from December 14, 2023, through December 31, 2023. Effective January 1, 2024, the interest rate became 10%.

The conversion of debt into stock reduced the balance owed on the Promissory Note to $182,000 of principal and $11,098 of interest as of December 31, 2023.

As of March 31, 2025, the balances on the Promissory Note and accrued interest were $146,137 and $12,067 respectively.

Additionally, CIP entered into a new note with the Company and advanced $8,820 during the three months ended March 31, 2025, at an interest rate of 18%

On September 20, 2024, Lisa Lozinski (“the Lender”), the spouse of a Company director made a $50,000 loan to the Company. The terms of the loan were as follows:

•	Maturity date: March 20, 2025
•	18% interest, paid monthly
•	50,000 restricted common shares were paid as consideration to the Lender. These shares were valued at $0.50 which is equivalent to the price the Company is receiving for its common shares in its current equity offering. The consideration was valued at $25,000 which is being expensed prorata over the six-month term of the Note. As of December 31, 2024, the Company had a deferred interest charge of $10,852.
•	The 50,000 restricted common shares received piggyback registration rights to be included in the Company’s next registration statement filed with the SEC.
•	If the Company fails to pay the principal and accrued interest in full by the maturity date, the Company shall issue the Lender as a penalty payment, 100,000 restricted common shares.

As of March 31, 2024, the balance due on this related party note was $50,000, with $755 in accrued interest.

During the past six months, Jeff Lozinski, an officer, has loaned the Company $15,682, net on an interest-free basis.

During the year ended December 31, 2024, the Company issued 20,950 shares of Series A Convertible Preferred Stock in exchange for 20,950,000 shares of common stock with four individuals who are officers and/or directors of the Company, and with one investor. Additionally, 150 shares of Series A Preferred were issued to an investor as a financing fee.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of March 31, 2025, and December 31, 2024, there were 44,554,000 and 16,329,000 shares of common stock outstanding, respectively.

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

On March 19, 2024, the Board of Directors approved an offering of up to 6,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. During the three months ended June 30, 2024, the Company issued 4,104,000 shares in the offering and raised $205,200 proceeds. The offering of 6,000,000 shares continued until July 14, 2024. During the period from July 1, 2024, through July 14, 2024, the Company sold 197,000 common shares in the offering and raised $9,850 in proceeds.

During the six months ended June 30, 2024, the Company also issued 40,000 shares for services rendered valued at $2,000.

On July 15, 2024, the Company commenced a new offering of 2,000,000 shares at a price of $0.50 per share. During the period from July 15, 2024, to March 31, 2025, the Company sold 242,000 common shares in the offering and raised $121,000 in proceeds.

During the three months ended March 31, 2025, Preferred A and Preferred B shareholders converted all of the preferred shares into 26,600,000 shares of common stock. Additionally, one shareholder converted 500,000 shares of common stock into 500 shares of Preferred A stock. Also, during the three months ended March 31, 2025, the Company issued 2,125,000 shares to two investor relations firms.

Issuance of Preferred A Stock

In February 2023, the Board of Directors approved the issuance of one series of preferred stock, the Series A Convertible Preferred Stock (the “Series A Preferred”), for 100,000,000 shares, of which 19,250 shares were issued on May 31, 2024, in exchange for 19,250,000 shares of common stock. During the three months ended September 30, 2024, the Company issued 150 shares of Series A Preferred as a financing fee. On November 18, 2024, 1,700,000 common shares were converted to 1,700 Series A Preferred. As of December 31, 2024, there were 21,100 shares of Series A Preferred outstanding.

During the three months ended March 31, 2025, the 21,100 shares of Preferred A outstanding were converted into 21,100,000 shares of common stock. Additionally, 500,000 shares of common stock were converted into Preferred A stock. As a result as of March 31, 2025, there were 500 shares of Preferred A stock outstanding.

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

Issuance of Preferred B Stock

On July 13, 2024, the Board of Directors approved the issuance of a second series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”), for 10,000,000 shares. During the three months ended March 31, 2025, the Company issued 4,000 shares of Series B Preferred for cash consideration of $200,000, and 1,500 shares of Series B Preferred for consulting services valued at $750,000. As of December 31, 2024 there were 5,500 shares of Series B Preferred outstanding.

During the three months ended March 31, 2025, the 5,500 shares of Preferred B outstanding were converted into 5,500,000 shares of common stock. As a result as of March 31, 2025, there were -0- shares of Preferred B stock outstanding.

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

On July 24, 2024, the Company changed its Articles of Incorporation and filed a Certificate of Designation to create 10,000,000 shares of Series B Convertible Preferred Stock. The Series B preferred shares are junior to Series B Preferred Stock and have the same rights as Series A Preferred with one exception. Series B preferred holders cannot hold in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

Warrants

The Company has outstanding 500,000 Class A Warrants and 500,000 Class B Warrants. The Class A Warrants are exercisable at $1.00 per share until June 20, 2026, and the Class B Warrants are exercisable at $2.50 per share until June 20, 2026. The Class A and B Warrants are exercisable at any time by the holder on a cash or cashless basis, provided that the holder may not exercise the warrants if the holder would own more than 4.99% of the Company immediately following the exercise, provided that the holder has the right to increase such percentage to no more than 9.99% upon at least 61 days prior written notice to the Company.

Reverse Stock Split

On June 5, 2023, the Company effected a 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. At that time the split was declared the Company had 140,790,867 shares outstanding. Post split there were 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 in excess of the amounts anticipated by the split. This split has been retroactively applied in the financial statement to all prior periods, and all reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

NOTE 7 – NOTES PAYABLE

As of March 31, 2025, the Company had a total of $295,138 in short-term notes payable to ten different noteholders at interest rates varying from 10% to 36%. Approximately, $110,000 of these notes were past due and continue to accrue interest.

NOTE 8 – LEASES

During 2024, the Company entered into a non-cancellable four year lease for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $82,897 using a term of 47 months and a discount rate of 12.00%.

The weighted average remaining lease term is 35 months and the weighted average discount rate is 12%. Operating lease expense for the three months ended March 31, 2025 was approximately $6,680.

Total lease payments under our non-cancellable leases as of March 31, 2025 were as follows:

Year 2025	$19,976
Year 2026	26,734
Year 2027	27,496
Year 2028	7,050
Total	81,256
Imputed interest	15,366
Lease liability	$65,890

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC855-10 the Company has performed an evaluation of subsequent events from March 31, 2024 through May 15, 2025, the date the financial statements were issued. Based on the evaluation, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Plan of Operation

From January 1, 2023, to December 14, 2023, the Company had no operations or revenues from a continuing business other than the general and administrative expenditures related to running the Company.

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

We have identified five basic segments of our AI business: technical consulting; GPU infrastructure and rental (Kinetic Cloud); open source software and libraries; software and platform as a service (SaaS/PaaS); and education and training. We are focusing our initial efforts on our education and training segment, which is targeted toward educating and training existing non-AI businesses in how they incorporate AI technology to optimize the performance of their existing business. We believe that developing a respected education and training business will create a natural sales channel for our other segments, such as consulting and GPU hosting and rental. Secondarily, we are marketing our consulting and implementation services to the growing body of AI startups who may lack the in-house expertise to implement their AI business.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024.

Revenues

During the three months ended March 31, 2025, and 2024, the Company generated $67,871 and $10,554 in consulting revenue as a result of its recent entry into the AI business. During the three months ended March 31, 2025, and 2024, the cost of consulting labor to generate this revenue was $57,162 and $7,841, respectively.

Operating Expenses

During the three months ended March 31, 2025, the Company incurred $204,352 in operating expenses compared to $197,501 in operating expenses during the same three months ended March 31, 2024. The Company expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits, and rent, will be trending materially higher in future periods as the Company begins paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other (Expense)

During the three months ended March 31, 2025, the Company incurred $30,247 in other expenses, as compared to $4,550 in other expenses during the three months ended March 31, 2024. In both periods, all of the other expenses consisted of interest expense on outstanding loans. The increase in interest expense is attributable to higher levels of borrowing in 2025.

Net (Loss)

As a result of the foregoing, during the three months ended March 31, 2025, the Company incurred a net loss of $(223,891), or $(0.01) per share, compared to a net loss of $(199,338), or $(0.01) per share during the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had no cash on hand.

During the three months ended March 31, 2025, the Company had a net loss of $(223,891).

Cash flows used in operating activities were $(90,423) for the three months ended March 31, 2025, compared to cash flows used in operating activities $(182,700) for the three months ended March 31, 2024. The decrease in cash flows used in operating activities for the three months ended March 31, 2025, compared to the same three-month period in 2024 is primarily attributable to changes in assets and liabilities.

Cash flows used in investing activities were $-0- for the three months ended March 31, 2025, compared to cash flows used in investing activities of ($83,523) for the three months ended March 31, 2024. The entire increase in cash flows used in investing activities during the three-month 2024 period, as compared to the same three-month period in 2024, is due to the purchase of equipment in the 2024 period.

Cash flows provided by financing activities were $85,476 for the three months ended March 31, 2025, compared to $250,000 in cash flows provided by financing activities for the three months ended March 31, 2024. The decrease in cash flows provided by financing activities in the three months ended March 31, 2025, is primarily attributable to $21,502 in proceeds from related party notes and $65,750 in proceeds for notes payable during the 2025 period compared to $250,000 in proceeds from the sale of common stock during the 2024 period.

Management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of our business plan and commencement of operations.

Based on our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. The Company needs substantial capital to carry out its current business, and there is no assurance that the Company will be able to raise additional capital or that the terms of any capital raise are not dilutive to current shareholders or carry other terms that are unfavorable to the Company and its shareholders.

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

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their early stage of development. Such risks for us include but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, net sales and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions, and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the financial statements. For further information on the critical accounting policies, see Note 1 of the Financial Statements.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of

March 31, 2025, there were no common stock equivalents that were dilutive.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that its disclosure controls were effective as of March 31, 2025.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of March 31, 2025, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

•	The Company does not have written documentation of our internal control policies and procedures.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel.

Changes in Internal Control over Financial Reporting.

Since our prior fiscal year ended on December 31, 2024, we have concluded that some of our internal control deficiencies have been remediated. Specifically, we previously identified insufficient segregation of duties within the accounting function, and overreliance on outside financial consulting for financial reporting as internal control weaknesses. With the recent addition of experienced officers and other employees, we no longer consider these issues to be internal control weaknesses.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company may be involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Legal expenses associated with any contingency are expensed as incurred. The Company’s officers and directors are not aware of any threatened or pending litigation to which the Company is a party or which any of its property is subject and which would have any material, adverse effect on the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended March 31, 2025, we issued 2,125,000 common shares to two investor relations firms.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in Exhibit 101.

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC SEAS INCORPORATED

Dated: May 15, 2025	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

