Form 10-Q
period 2025-06-30
Kinetic Seas Inc.
filed 2025-08-14
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2025 was 48,829,000 shares.

KINETIC SEAS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the Three and Six Months Ended June 30, 2025

PART I – FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to Kinetic Seas Incorporated, a Colorado corporation, unless the context requires otherwise.

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash	$–	$4,947
Accounts receivable	5,325	20,719
Other assets	102,750	–
Deferred charge	–	10,852
Total current assets	108,075	36,518
Right of use assets	60,458	69,821
Property and equipment, net	65,161	84,078
Total assets	$233,694	$190,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$339,788	$163,618
Accrued liabilities	139,459	1,483,587
Cash overdraft	1,655	–
Accrued officer compensation	164,008	55,601
Accrued interest	41,972	9,089
Lease liabilities-short term	20,299	20,299
Notes payable	308,828	231,164
Notes payable related parties	255,639	199,137
Total current liabilities	1,271,647	2,162,495
Lease liabilities long term	41,046	50,003
Total liabilities	1,312,693	2,212,497

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 500 and 21,100 shares issued and outstanding, respectively, as of June 30, 2025 and December 31, 2024	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, -0- and 5,500 shares issued and outstanding, respectively, as of June 30, 2025 and December 31, 2024	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 48,829,000 and 16,329,000 shares issued and outstanding, respectively as of June 30, 2025 and December 31, 2023	488	163
Additional paid-in-capital	5,178,101	2,992,676
Accumulated deficit	(6,257,588)	(5,014,920)
Total stockholders' deficit	(1,078,999)	(2,022,081)
Total liabilities and stockholders' deficit	$233,694	$190,417

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Consulting Revenue	$–	$61,771	$67,871	$72,325
Cost of sales consulting labor	12,977	46,418	70,139	54,259
Gross margin (loss)	(12,977)	15,353	(2,268)	18,066

Operating expenses
Selling, general and administrative expenses	89,320	283,025	171,810	394,003
Professional fees	717,141	97,539	722,563	119,533
Payroll and benefits	158,584	77,648	275,024	142,177
Total operating expenses	965,044	458,213	1,169,397	655,714
Loss from operations	(978,021)	(442,860)	(1,171,665)	(637,648)
Other (expense):
Interest expense	(40,757)	(14,723)	(71,003)	(19,273)
Total other expense	(40,757)	(14,723)	(71,003)	(19,273)
Net (loss)	$(1,018,777)	$(457,582)	$(1,242,668)	$(656,920)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic and diluted	46,049,604	24,093,000	38,245,552	26,619,500

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	–	$–	–	$–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued for cash	–	–	–	–	5,000,000	50	249,950	–	250,000

Net loss	–	–	–	–	–	–	–	(199,338)	(199,338)

Balance, March 31, 2024	–	$–	–	$–	31,646,000	$316	$1,171,970	$(1,317,137)	$(144,850)

Common stock issued for services	–	–	–	–	40,000	–	2,000	–	2,000

Common stock issued in error to be returned	–	–	–	–	200,000	2	9,998	–	10,000

Common stock issued in private placement	–	–	–	–	4,104,000	41	205,159	–	205,200

Conversion of common stock to preferred stock	19,450	–	–	–	(19,450,000)	(195)	195	–	–

Net loss	–	–	–	–	–	–	–	(457,582)	(457,582)

Balance, June 30, 2024	19,450	$–	–	$–	16,540,000	$165	$1,389,322	$(457,582)	$(385,232)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Conversion of Preferred A to common stock	(21,100)	–	–	–	21,100,000	211	(211)	–	–

Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–

Conversion of common shares to Preferred A	500	–	–	–	(500,000)	(5)	5	–	–

Shares issued for services	–	–	–	–	2,125,000	21	1,062,479	–	1,062,500

Net loss	–	–	–	–	–	–	–	(223,891)	(223,891)

Balance, March 31, 2025	500	$–	–	$–	44,554,000	$445	$4,054,894	$(5,238,811)	$(1,183,472)

Shares issued for services	–	–	–	–	3,200,000	32	880,467	–	880,499

Shares issued in error to be recovered	–	–	–	–	425,000	4	102,746	–	102,750

Shares issued for financing fees	–	–	–	–	400,000	4	89,997	–	90,001

Common stock issued in private placement	–	–	–	–	250,000	3	49,998	–	50,000

Net loss	–	–	–	–	–	–	–	(1,018,777)	(1,018,777)

Balance, June 30, 2025	500	$–	–	$–	48,829,000	$488	$5,178,101	$(6,257,588)	$(1,078,999)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2025	2024
Cash flows provided by (used in) operating activities
Net (loss) from operations	$(1,242,668)	$(656,920)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,917	11,998
Stock based compensation	880,499	2,000
Changes in assets and liabilities
Accounts receivable	15,394	(20,042)
Lease liability-net	406	–
Deferred charge	10,852	–
Accounts payable	176,170	24,702
Accrued liabilities	(191,628)	207,500
Accrued interest	32,883	(9,752)
Cash overdraft	1,655	–
Accrued officer compensation	108,407	–
Net cash (used in) operating activities	(189,113)	(440,515)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	–	(101,852)
Net cash (used in) investing activities	–	(101,852)

Cash flows provided by (used in) financing activities
Proceeds from related party notes	56,502	–
Repayment of notes payable	(1,776)	–
Proceeds from notes payable	79,440	150,000
Repayments of related party notes	–	(20,531)
Proceeds from common stock issued for cash	50,000	455,200
Net cash provided by financing activities	184,166	584,669

Net increase (decrease) in cash	(4,947)	42,302
Cash, beginning of period	4,947	17,931
Cash, end of period	$–	$60,233

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

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

By a written consent dated December 14, 2023, the Board of Directors of the Company approved the appointment of Edward Honour, Jeffey Lozinski, Joseph Lehman, and Robert Jackson to the Board of Directors of the Company, and appointed Edward Honour as Chairman (the “New Directors”). At the same time, the Board of Directors approved the issuance of 21,600,000 shares of common stock at $0.001 per share to the New Directors and certain new employees, of which 19,950,000 were acquired by the New Directors. In addition, the Board of Directors also approved a private offering of 10,000,000 shares of common stock at $0.05 per share. An affiliate of a New Director purchased the initial 1,000,000 shares in this offering. As a result of both transactions, the New Directors and their affiliates acquired an aggregate of 20,950,000 Shares of common stock, which constituted approximately 84% of the issued and outstanding common shares of the Company at the time.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of accrued liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable, the allowance for doubtful accounts, inventories, and contingencies. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

During the six months ended June 30, 2025, we generated $67,871 in consulting revenue. The cost of consulting labor was $70,139.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. On June 30, 2025, and December 31, 2024, the Company’s cash and cash equivalents totaled $-0- and $4,947, respectively.

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

On December 18, 2019, the Financial Accounting Standards Board (FASB) released Accounting Standards Update (ASU) 2019-12, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The FASB has stated that the ASU is being issued as part of its Simplification Initiative, which is meant to reduce complexity in accounting standards by improving certain areas of generally accepted accounting principles (GAAP) without compromising information provided to users of financial statements. The Company adopted this guidance on January 1, 2021, which had no impact on the Company’s financial statements.

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

Recent Accounting Pronouncements

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on April 24, 2025, that are of significance, or potential significance, to the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements. The Company has incurred significant operating losses since its inception. As of June 30, 2025, the Company had an accumulated deficit of $6,257,588, and a working capital deficit of $1,163,572.

The Company does not expect to generate operating cash flow that will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing to supplement the expected cash flow, including private placements of its common stock and entering into loan agreements. The Company will be required to continue to seek these sources of capital until its operations become profitable. However, there can be no assurance that other sources of additional debt or equity financing will be available to the Company on acceptable terms, or at all.

NOTE 4 – ACCRUED LIABILITIES

As of June 30, 2025, and December 31, 2024, the Company had $139,459 and $1,483,587, respectively, in accrued liabilities.

The balance as of June 30, 2025, is comprised of the following:

•	$105,000 in common shares issuable per the terms of a services agreement.

•	The amounts of $33,486 in both periods represent the amount that the Company received cash for the sales of cigars during the year ended December 31, 2021. The Company was unable to document revenue recognition for these cash receipts under the guidelines of ASC 606, therefore, this amount of $33,486 was recorded as a liability and will remain as liabilities on the Company’s balance sheet until the statute of limitations expires in 2027.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021, the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”). CIP’s managing director is Erik Nelson, who was formerly the CEO of the Company. On June 30, 2022, CIP increased its Promissory Note to $50,000 by funding another $20,000 loan to the Company. Subsequently, CIP made an additional loan of $40,000 on September 15, 2022, to bring the total loan balance to $90,000 plus $21,674 in accrued interest. During the fiscal year ended December 31, 2023, CIP made additional loan amounts of $5,000 on February 15, 2023, $22,000 on March 29, 2023, $11,000 on June 30, 2023, $10,000 on May 10, 2023, $4,000 on June 29, 2023, $10,000 on July 5, 2023, $15,000 on August 21, 2023 and $15,000 on November 6, 2023.

On December 14, 2023, the Company and CIP agreed to convert $50,000 of indebtedness under the Promissory Note into 1,000,000 shares of the Company’s common stock at $0.05 per share. Also, after December 14, 2023, the interest rate was reduced to 12% for the period from December 14, 2023, through December 31, 2023. Effective January 1, 2024, the interest rate became 10%.

The conversion of debt into stock reduced the balance owed on the Promissory Note to $182,000 of principal and $11,098 of interest as of December 31, 2023.

As of June 30, 2025, the balances on the Promissory Note and accrued interest were $146,137 and $15,939, respectively.

Additionally, CIP entered into a new note with the Company and advanced $43,820 during the six months ended June 30, 2025, at an interest rate of 18%. As of June 30, 2025, there was $1,039 in accrued interest on this note.

On September 20, 2024, Lisa Lozinski (“the Lender”), the spouse of a Company director, made a $50,000 loan to the Company. The terms of the loan were as follows:

•	Maturity date: March 20, 2025
•	18% interest, paid monthly
•	50,000 restricted common shares were paid as consideration to the Lender. These shares were valued at $0.50, which is equivalent to the price the Company is receiving for its common shares in its current equity offering. The consideration was valued at $25,000, which is being expensed prorata over the six-month term of the Note.
•	The 50,000 restricted common shares received piggyback registration rights to be included in the Company’s next registration statement filed with the SEC.

The Company failed to pay the principal and accrued interest in full by the maturity date. As a result, the Company issued the Lender as a penalty payment of 100,000 restricted common shares.

As of June 30, 2025, the balance due on this related party note was $50,000, with $3,022 in accrued interest.

During the past six months, Jeff Lozinski, an officer, has loaned the Company $15,682, net on an interest-free basis.

During the year ended December 31, 2024, the Company issued 20,950 shares of Series A Convertible Preferred Stock in exchange for 20,950,000 shares of common stock to four individuals who are officers and/or directors of the Company, and with one investor. Additionally, 150 shares of Series A Preferred were issued to an investor as a financing fee.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of June 30, 2025, and December 31, 2024, there were 48,829,000 and 16,329,000 shares of common stock outstanding, respectively.

Issuance of Common Stock

On December 14, 2023, the Board of Directors approved an offering of up to 10,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. Before the year-end, the Company issued 1,000,000 shares in an offering for an investment of $50,000. During the six months ended June 30, the Company completed the private placement by issuing 9,000,000 shares at $0.05 per share, which generated $450,000 in proceeds.

On March 19, 2024, the Board of Directors approved an offering of up to 6,000,000 shares of common stock in a private offering to accredited investors for $0.05 per share. During the three months ended June 30, 2024, the Company issued 4,104,000 shares in the offering and raised $205,200 in proceeds. The offering of 6,000,000 shares continued until July 14, 2024. During the period from July 1, 2024, through July 14, 2024, the Company sold 197,000 common shares in the offering and raised $9,850 in proceeds.

During the six months ended June 30, 2024, the Company also issued 40,000 shares for services rendered valued at $2,000.

On July 15, 2024, the Company commenced a new offering of 2,000,000 shares for $0.50 per share.

During the three months ended March 31, 2025, Preferred A and Preferred B shareholders converted all of the preferred shares into 26,600,000 shares of common stock. Additionally, one shareholder converted 500,000 shares of common stock into 500 shares of Preferred A stock. Also, during the three months ended March 31, 2025, the Company issued 2,125,000 shares to two investor relations firms.

During the three months ended June 30, 2025, the Company issued 3,200,000 common shares for service, 425,000 common shares issued in error which will be returned to the Company, 400,000 shares for financing fees due to non-payment of loans by the maturity date and 250,000 common shares were sold in a private placement for $0.20 per share yielding $50,000 in proceeds to the Company.

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

During the six months ended June 30, 2025, the 21,100 shares of Preferred A outstanding were converted into 21,100,000 shares of common stock. Additionally, 500,000 shares of common stock were converted into Preferred A stock. As a result, as of June 30, 2025, there were 500 shares of Preferred A stock outstanding.

The Series A Preferred has the following rights:

Dividends: Each share of Series A Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series A Preferred were converted into shares of common stock immediately before the record date of the dividend declared on the common stock.

Liquidation Preference: The Series A Preferred Stock is entitled to receive, before any distribution to any junior class of securities, an amount equal to $0.01 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock.

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

Mandatory Conversion Rights: The Company may convert all outstanding shares of Series A Preferred Stock into common stock, at the same ratio as the voluntary conversion rights held by the holders, at any time that there are fewer than 200,000 shares of Series A Preferred Stock outstanding.

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

During the three months ended March 31, 2025, the 5,500 shares of Preferred B outstanding were converted into 5,500,000 shares of common stock. As of June 30, 2025, there were -0- shares of Preferred B stock outstanding.

The Series B Preferred has the following rights:

Dividends: Each share of Series B Preferred is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series B Preferred were converted into shares of common stock immediately before the record date of the dividend declared on the common stock.

Liquidation Preference: The Series B Preferred Stock is entitled to receive, before any distribution to any junior class of securities, an amount equal to $0.01 per share, plus any accrued but unpaid dividends, as a liquidation preference before any distribution may be made to the holders of any junior security, including the common stock.

Voting Rights: The Series B Preferred Stock does not have the right to vote on any matter submitted to a vote of shareholders, but is entitled to notice of any shareholder meeting or any action proposed to be taken by shareholders instead of a meeting.

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

Mandatory Conversion Rights: The Company may convert all outstanding shares of Series B Preferred Stock into common stock, at the same ratio as the voluntary conversion rights held by the holders, at any time that there are fewer than 200,000 shares of Series B Preferred Stock outstanding.

Rank: The Series B Preferred ranks senior to the common stock and any other class or series of preferred stock that may be authorized and which is designated as junior to the Series B Preferred. The Series B Preferred ranks junior to the Series A Preferred.

On July 24, 2024, the Company changed its Articles of Incorporation and filed a Certificate of Designation to create 10,000,000 shares of Series B Convertible Preferred Stock. The Series B preferred shares are junior to Series B Preferred Stock and have the same rights as Series A Preferred, with one exception. Series B preferred holders cannot hold more than 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.

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

Reverse Stock Split

On June 5, 2023, the Company effected a 1 for 50,000 reverse split immediately followed by a 500 to 1 forward split. The net impact was a reverse split of 1 for 100. At that time, the split was declared the Company had 140,790,867 shares outstanding. Post split, there were 3,046,000 shares outstanding. As a result of FINRA policies regarding beneficial ownership of odd lot holders, the Company issued approximately 1,000,000 shares in excess of the amounts anticipated by the split. This split has been retroactively applied in the financial statement to all prior periods, and all reference to share counts in this report reflect post-split amounts unless specifically stated otherwise.

NOTE 7 – NOTES PAYABLE

As of June 30, 2025, the Company had a total of $308,828 in short-term notes payable to ten different noteholders at interest rates varying from 10% to 36%. $160,000 of these notes were past due and continue to accrue interest.

NOTE 8 – LEASES

During 2024, the Company entered into a non-cancellable four-year lease for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $82,897 using a term of 47 months and a discount rate of 12.00%.

The weighted average remaining lease term is 35 months and the weighted average discount rate is 12%. Operating lease expense for the three months ended June 30, 2025, was approximately $6,680.

Total lease payments under our non-cancellable leases as of June 30, 2025, were as follows:

Year 2025	$13,018
Year 2026	26,734
Year 2027	27,496
Year 2028	7,050
Total	81,256
Imputed interest	15,366
Lease liability	$65,890

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC855-10 the Company has performed an evaluation of subsequent events from June 30, 2025 through August 14, 2025 the date the financial statements were issued. Based on the evaluation, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

On December 14, 2023, the Board of Directors approved a resolution to enter the business of artificial intelligence hosting, research & development, and consulting (collectively, “AI”), and since has entered into several contracts and raised a material amount of capital from the private placement of its common stock to capitalize the business. As a result, the Company believes it no longer qualifies as a shell company.

In December 2023, following the change to the composition of our Board of Directors on December 14, 2023, we began implementing our business plan. We generated our first consulting revenue in the three months ended March 31, 2024.

We have identified five basic segments of our AI business: technical consulting; GPU infrastructure and rental (Kinetic Cloud); open source software and libraries; software and platform as a service (SaaS/PaaS); and education and training. We are focusing our initial efforts on our education and training segment, which is targeted toward educating and training existing non-AI businesses in how they incorporate AI technology to optimize the performance of their existing business. We believe that developing a respected education and training business will create a natural sales channel for our other segments, such as consulting and GPU hosting and rental. Secondarily, we are marketing our consulting and implementation services to the growing body of AI startups that may lack the in-house expertise to implement their AI business.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024.

Revenues

During the three months ended June 30, 2025, and 2024, we generated $-0- and $61,771 in consulting revenue from the AI business. During the three months ended June 30, 2025, we did not generate any revenue because we were transitioning to offer a new type of AI consulting service to address the rapidly change AI marketplace. We believes that we will begin generating revenue from this new AI consulting service offering. However, there can be no assurance that we will be successful in doing so. Since we remain in start-up mode, the amount of revenues will vary from period to period.

During the three months ended June 30, 2025, and 2024, the cost of consulting labor was $12,977 and $46,418, respectively.

Operating Expenses

During the three months ended June 30, 2025, we incurred $965,044 in operating expenses compared to $458,213 in operating expenses during the same three months ended June 30, 2024. Operating expense in the 2025 period include $880,499 in non-cash, stock based compensation for services compared to $2,000 in the 2024. We expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits, and rent, will be trending materially higher in future periods as we begin paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other (Expense)

During the three months ended June 30, 2025, we incurred $40,757 in other expenses, as compared to $14,723 in other expenses during the three months ended June 30, 2024. In both periods, all of the other expenses consisted solely of interest expense on outstanding loans. The increase in interest expense is attributable to higher levels of borrowing in 2025.

Net (Loss)

As a result of the foregoing, during the three months ended June 30, 2025, we incurred a net loss of $(1,018,777), or $(0.02) per share, compared to a net loss of $(457,582), or $(0.02) per share during the three months ended June 30, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024.

Revenues

During the six months ended June 30, 2025, and 2024, we generated $67,871 and $72,325 in consulting revenue from the AI business. During the three months ended June 30, 2025, we did not generate any revenue because we were transitioning to offer a new type of AI consulting service to address the rapidly changing AI marketplace. We believes that we will begin generating revenue from this new AI consulting service offering. However, there can be no assurance that we will be successful in doing so. Since we remain in start up mode, the amount of revenues will vary from period to period.

During the six months ended June 30, 2025, and 2024, the cost of consulting labor to generate this revenue was $70,139 and $54,259, respectively.

Operating Expenses

During the six months ended June 30, 2025, we incurred $1,169,397 in operating expenses compared to $655,714 in operating expenses during the same three months ended June 30, 2024. Operating expense in the 2025 period include $880,499 in non-cash stock based compensation for services compared to $2,000 in the 2024. We expects that operating expenses comprised of selling, general and administrative expenses, professional fees, payroll and benefits, and rent, will be trending materially higher in future periods as we begin paying regular compensation to existing officers and directors, hires additional employees, and incurs other costs associated with the commencement and expansion of operations.

Other (Expense)

During the six months ended June 30, 2025, we incurred $71,003 in other expenses, as compared to $19,273 in other expenses during the three months ended June 30, 2024. In both periods, all of the other expenses consisted solely of interest expense on outstanding loans. The increase in interest expense is attributable to higher levels of borrowing in 2025.

Net (Loss)

As a result of the foregoing, during the six months ended June 30, 2025, we incurred a net loss of $(1,242,668), or $(0.03) per share, compared to a net loss of $(656,920), or $(0.01) per share during the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, the Company had no cash on hand.

During the six months ended June 30, 2025, the Company had a net loss of $(1,242,668).

Cash flows used in operating activities were $(189,112) for the six months ended June 30, 2025, compared to cash flows used in operating activities $(440,515) for the six months ended June 30, 2024. The decrease in cash flows used in operating activities for the six months ended June 30, 2025, compared to the same six-month period in 2024, is primarily attributable to changes in assets and liabilities, and a reduction in the operating loss, net of stock-based compensation in 2025.

Cash flows used in investing activities were $-0- for the six months ended June 30, 2025, compared to cash flows used in investing activities of ($101,852) for the six months ended June 30, 2024. The entire increase in cash flows used in investing activities during the six month period 2024, as compared to the same six month period in 2024, is due to the purchase of equipment in the 2024 period.

Cash flows provided by financing activities were $184,166 for the six months ended June 30, 2025, compared to $584,669 in cash flows provided by financing activities for the six months ended June 30, 2024. The decrease in cash flows provided by financing activities in the six months ended June 30, 2025, is primarily attributable to a reduction of $405,200 in proceeds from the sale of common stock and the reduction of loans of $70,560, offset by an increase in related party loans of $54,726 during the six months ended June 30, 2025.

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

Critical Accounting Estimates

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, net sales, and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of

June 30, 2025, there were no common stock equivalents that were dilutive.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that its disclosure controls were effective as of June 30, 2025.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2025, our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

During the three months ended June 30, 2025, the Company issued 3,200,000 common shares for service, 425,000 common shares issued in error which will be returned to the Company, 400,000 shares for financing fees due to non-payment of loans by the maturity date and 250,000 common shares were sold in a private placement for $0.20 per share yielding $50,000 in proceeds to the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KINETIC SEAS INCORPORATED

Dated: August 14, 2025	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

