Form 10-Q
period 2025-09-30
Kinetic Seas Inc.
filed 2025-12-10
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2025 was 51,439,000 shares.

KINETIC SEAS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the Three and Nine Months Ended September 30, 2025

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

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current Assets
Cash	$–	$4,947
Accounts receivable	38,658	20,719
Deferred charge	–	10,852
Total current assets	38,658	36,518
Right of use assets	55,572	69,821
Property and equipment, net	55,702	84,078
Total assets	$149,932	$190,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$368,996	$163,618
Accrued liabilities	442	1,483,587
Cash overdraft	864	–
Accrued officer compensation	–	55,601
Accrued interest	67,097	9,089
Lease liabilities-short term	20,930	20,299
Notes payable	252,844	231,164
Notes payable related parties	255,639	199,137
Total current liabilities	966,812	2,162,495
Lease liabilities long term	35,731	50,003
Total liabilities	1,002,543	2,212,497

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 500 and 21,100 shares issued and outstanding, respectively, as of September 30, 2025 and December 31, 2024	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, 2,000 and 5,500 shares issued and outstanding, respectively, as of September 30, 2025 and December 31, 2024	–	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 51,439,000 and 16,329,000 shares issued and outstanding, respectively as of September 30, 2025 and December 31, 2024	514	163
Additional paid-in-capital	5,610,576	2,992,676
Accumulated deficit	(6,463,700)	(5,014,920)
Total stockholders' deficit	(852,610)	(2,022,081)
Total liabilities and stockholders' deficit	$149,932	$190,417

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Consulting Revenue	$91,537	$64,966	$159,408	$137,291
Cost of sales consulting labor	–	52,490	70,139	106,749
Gross margin (loss)	91,537	12,476	89,269	30,542

Operating expenses
Selling, general and administrative expenses	346,726	149,050	518,536	543,053
Professional fees	103,197	787,039	825,760	906,571
Payroll and benefits	(200,092)	119,782	74,932	261,959
Total operating expenses	249,831	1,055,870	1,419,228	1,711,583
Loss from operations	(158,294)	(1,043,394)	(1,329,959)	(1,681,041)
Other (expense):
Interest expense	(47,817)	(10,125)	(118,821)	(29,397)
Total other expense	(47,817)	(10,125)	(118,821)	(29,397)
Net (loss)	$(206,111)	$(1,053,518)	$(1,448,780)	$(1,710,438)

Basic and diluted loss per share	$(0.01)	$(0.06)	$(0.03)	$(0.07)

Weighted average number of shares outstanding:
Basic and diluted	49,571,065	16,858,576	42,020,723	23,342,109

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	–	$–	–	$–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)
Common stock issued for cash	–	–	–	–	5,000,000	50	249,950	–	250,000
Net loss	–	–	–	–	–	–	–	(199,338)	(199,338)

Balance, Mar 31, 2024	–	$–	–	$–	31,646,000	$316	$1,171,970	$(1,317,137)	$(144,850)

Common stock issued for services	–	–	–	–	40,000	–	2,000	–	2,000
Common stock issued in error to be returned	–	–	–	–	200,000	2	9,998	–	10,000
Common stock issued in private placement	–	–	–	–	4,104,000	41	205,159	–	205,200
Conversion of common stock to preferred stock	19,450	–	–	–	(19,450,000)	(195)	195	–	–
Net loss	–	–	–	–	–	–	–	(457,582)	(457,582)

Balance, June 30, 2024	19,450	$–	–	$–	16,540,000	$165	$1,389,322	$(457,582)	$(385,232)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)
Conversion of Preferred A to common stock	(21,100)	–	–	–	21,100,000	211	(211)	–	–
Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–
Conversion of common shares to Preferred A	500	–	–	–	(500,000)	(5)	5	–	–
Shares issued for services	–	–	–	–	2,125,000	21	1,062,479	–	1,062,500
Net loss	–	–	–	–	–	–	–	(223,891)	(223,891)

Balance, March 31, 2025	500	$–	–	$–	44,554,000	$445	$4,054,894	$(5,238,811)	$(1,183,472)

Shares issued for services	–	–	–	–	3,200,000	32	880,467	–	880,499
Shares issued in error to be recovered	–	–	–	–	425,000	4	102,746	–	102,750
Shares issued for financing fees	–	–	–	–	400,000	4	89,997	–	90,001
Common stock issued in private placement	–	–	–	–	250,000	3	49,998	–	50,000
Net loss	–	–	–	–	–	–	–	(1,018,777)	(1,018,777)

Balance, June 30, 2025	500	$–	–	$–	48,829,000	$488	$5,178,101	$(6,257,588)	$(1,078,999)
Shares issued for services	–	–	–	–	2,000,000	20	227,480	–	227,500
Shares issued for cash	–	–	2,000	–	610,000	6	204,994	–	205,000
Common stock issued in private placement	–	–	–	–	–	–	–	–	–
Net Loss	–	–	–	–	–	–	–	(206,111)	(206,111)

Balance, September 30, 2025	500	$–	2,000	$–	51,439,000	$514	$5,610,576	$(6,473,700)	$(852,610)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2025	2024
Cash flows provided by (used in) operating activities
Net (loss) from operations	$(1,448,780)	$(1,710,438)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	28,376	19,782
Common stock issued for financing fees	–	32,499
Stock based compensation	1,107,999	752,000
Changes in assets and liabilities
Accounts receivable	(17,939)	(20,816)
Lease liability-net	608	–
Deferred charge	10,852	(23,489)
Accounts payable	205,379	102,725
Accrued liabilities	(227,895)	–
Accrued interest	58,008	(6,217)
Cash overdraft	864	–
Accrued officer compensation	(55,601)	–
Net cash (used in) operating activities	(338,129)	(853,954)

Cash flows provided by (used in) investing activities
Purchases of property and equipment	–	(100,178)
Net cash (used in) investing activities	–	(100,178)

Cash flows provided by (used in) financing activities
Proceeds from related party notes	56,502	50,000
Proceeds from notes payable	82,597	150,000
Repayments of notes payable	(5,917)	(35,881)
Proceeds from common stock issued for cash	200,000	786,050
Net cash provided by financing activities	333,182	950,169

Net (decrease) in cash	(4,947)	(3,962)
Cash, beginning of period	4,947	17,931
Cash, end of period	$–	$13,969

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

During the nine months ended September 30, 2025, we generated $159,408 in consulting revenue, compared to $137,291 in the prior-year period. Cost of consulting labor for the same nine-month period totaled $70,139.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. As of September 30, 2025, the Company had no cash or cash equivalents, reflecting a decrease from $4,947 at December 31, 2024. The decline in available cash during the first nine months of 2025 was primarily driven by operating losses and working capital requirements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business during the twelve months following the issuance of these financial statements. The Company has incurred significant operating losses since inception and continues to rely on external financing to support operations. As of September 30, 2025, the Company had an accumulated deficit of $6,463,700 and a working capital deficit of approximately $928,153, reflecting current liabilities significantly exceeding current assets.

The Company does not expect to generate operating cash flows sufficient to fund currently anticipated operating activities, which raises substantial doubt regarding its ability to continue as a going concern. Management intends to seek additional funding through potential private placements of equity and debt financing arrangements. The Company will be required to continue securing external capital until operations generate positive cash flow. However, there can be no assurance that additional financing will be available on terms acceptable to the Company, or available at all.

NOTE 4 – ACCRUED LIABILITIES

As of September 30, 2025 and December 31, 2024, the Company had $442 and $1,483,587, respectively, in accrued liabilities.

The accrued liabilities balance at September 30, 2025 consists of the following:

$105,000 related to common shares issuable under a services agreement.

$33,486, recorded in both periods, represents cash received from cigar sales during the year ended December 31, 2021. The Company was unable to substantiate revenue recognition in accordance with ASC 606 for these receipts; therefore, this amount remains recorded as a liability and will continue to be classified as such until the statute of limitations expires in 2027.

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

As of September 30, 2025, the balance outstanding on the promissory note related to related parties was $255,639, and accrued interest totaled $67,097.

Additionally, CIP entered into a new note with the Company and advanced $43,820 during the nine months ended September 30, 2025, bearing interest at a rate of 18%. As of September 30, 2025, accrued interest related to this note was included within the total accrued interest balance noted above.

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

As of September 30, 2025, the Company had related-party notes payable totaling $255,639, compared to $199,137 as of December 31, 2024. Accrued interest associated with these notes totaled $67,097 at September 30, 2025, compared to $9,089 at December 31, 2024. The notes are unsecured and payable on demand. The proceeds received under these financing arrangements were used primarily to fund operating expenses and general working capital needs.

During the nine months ended September 30, 2025, Jeff Lozinski, an officer of the Company, advanced funds on an interest-free basis to support operations. These advances are unsecured, carry no stated maturity date, and remain outstanding at September 30, 2025. Additional related-party borrowings during the period were made under promissory note agreements bearing interest at 18% per annum, and the Company may continue to draw upon related parties as a source of liquidity if available. There can be no assurance that such financing will continue on similar terms, or at all.

During the year ended December 31, 2024, the Company issued 20,950 shares of Series A Convertible Preferred Stock in exchange for 20,950,000 shares of common stock to four individuals who are officers and/or directors of the Company and one investor. In addition, 150 shares of Series A Preferred Stock were issued to an investor as a financing fee. These transactions were approved by the Board of Directors and accounted for as equity exchanges.

Management believes that continued access to related-party financing is critical to ongoing operations; however, such financing is not guaranteed and raises uncertainty regarding future liquidity. The Company may be required to seek additional external capital, and failure to obtain such funding could materially affect operations and financial condition.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share. As of September 30, 2025 and December 31, 2024, there were 51,439,000 and 16,329,000 shares of common stock outstanding, respectively.

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

During the nine months ended September 30, 2025, the Company issued common stock through service-based compensation agreements and financing-related equity transactions, resulting in a significant increase in shares outstanding. These issuances were made to support operating needs, compensate service providers, and secure funding.

During the period, the Company issued:

•	3,200,000 shares for services, valued at $880,499
•	2,000,000 additional shares for services, valued at $227,500
•	425,000 shares issued in error, to be recovered, recorded at $102,750
•	400,000 shares issued for financing fees, valued at $90,001
•	250,000 shares issued for cash, generating $50,000 in proceeds

As a result of these issuances and other equity activity, the number of common shares outstanding increased to 51,439,000 shares as of September 30, 2025, compared to 16,329,000 shares at December 31, 2024.

The Company expects that future equity issuances may continue to be a source of liquidity; however, there is no assurance that such financing will remain available on similar terms, or at all.

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

As of September 30, 2025, the number of Preferred A shares outstanding remained unchanged at 500 shares, with no additional conversions or issuances recorded during the subsequent quarter.

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

During the three months ended September 30, 2025, the Company issued 2,000 shares of Preferred B stock, increasing the total number of Preferred B shares outstanding from 0 at June 30, 2025 to 2,000 at September 30, 2025. No conversions or redemptions of Preferred B shares occurred during the quarter.

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

NOTE 7 – NOTES PAYABLE

As of September 30, 2025, the Company had a total of $252,844 in short-term notes payable to multiple noteholders, with interest rates ranging from 10% to 36%. A portion of these notes are past due and continue to accrue interest.

NOTE 8 – LEASES

During 2024, the Company entered into a non-cancellable four-year lease for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $82,897 using a term of 47 months and a discount rate of 12.00%.

The weighted average remaining lease term is 35 months and the weighted average discount rate is 12%. Operating lease expense for the nine months ended September 30, 2025, was approximately $20,040.

As of September 30, 2025, the Company had total operating lease liabilities of $56,661, consisting of $20,930 classified as current and $35,731 classified as long-term, compared to $70,302 at December 31, 2024. The decrease during the period reflects ongoing lease payments and the scheduled amortization of the right-of-use asset. No new operating leases were entered into during the three or nine months ended September 30, 2025, and no leases were terminated or modified.

Future minimum lease payments under the Company’s existing non-cancellable operating lease agreement are expected to be paid within the normal lease term. Lease expense is recognized on a straight-line basis over the lease period.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company evaluated subsequent events occurring after September 30, 2025 through December 4, 2025, the date on which the financial statements were issued. Based on this evaluation, the Company did not identify any subsequent events requiring adjustment to, or disclosure in, the accompanying financial statements.

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

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

Revenues and Cost of sales consulting labor

During the three months ended September 30, 2025 and 2024, we generated $91,537 and $64,966, respectively, in consulting revenue. The increase in revenue during the 2025 period reflects execution of AI consulting engagements following the strategic repositioning of our service model and the proportional share of the license agreement for Skilliks valued at $2,000,000 over a 5 year term. While we anticipate continued revenue generation from these client engagements, there can be no assurance that future revenue levels will be consistent or that growth will occur. As we remain in early-stage operational development, revenue may fluctuate materially from period to period.

During the three months ended September 30, 2025 and 2024, cost of consulting labor was $0 and $52,490, respectively. The additional costs of the license agreement will be realized as further development is allocated to the long-term project. During the three months ended September 30, 2024, the Company recognized consulting revenue relating to services that were performed and invoiced under net-30 terms. The related consulting labor was incurred and expensed during the prior quarter ended June 30, 2025, resulting in zero cost of sales associated with this revenue in the current quarter.

Operating Expenses

During the three months ended September 30, 2025, we incurred $249,831 in operating expenses, as compared to $1,055,870 during the same period in 2024. The 2024 operating expenses were materially higher due to professional fees and start-up related activities, including consulting and legal costs associated with business formation and market entry. In future periods, operating expenses, including sales, general and administrative expenses, payroll and benefits, and professional fees, may increase as we expand operations, hire personnel, and grow our service delivery capacity.

Other (Expense)

During the three months ended September 30, 2025, we incurred $47,817 in other expenses, compared to $10,125 during the three months ended September 30, 2024. In both periods, other expense consisted solely of interest expense on outstanding loans. The increase in 2025 is attributable to a higher balance of notes payable and related interest accruals.

Net (Loss)

As a result of the foregoing, during the three months ended September 30, 2025, we incurred a net loss of $(206,111), or <$(0.01) per share, compared to a net loss of $(1,053,518), or $(0.06) per share for the three months ended September 30, 2024.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

Revenues and Cost of sales consulting labor

During the nine months ended September 30, 2025 and 2024, we generated $159,408 and $137,291 in consulting revenue, respectively. The increase year-over-year reflects a ramp-up in commercial activity following the refinement of our AI consulting service model. However, because we are still in early operational stages, revenue levels may vary significantly in future periods and there is no assurance that revenue growth will continue.

During the nine months ended September 30, 2025 and 2024, the cost of consulting labor was $70,139 and $106,749, respectively.

Operating Expenses

During the nine months ended September 30, 2025, we incurred $1,419,228 in operating expenses, compared to $1,711,583 for the same period in 2024, The 2024 operating expenses were higher due to professional fees and start-up related activities.

We expect operating expenses including compensation, professional services, and administrative overhead to continue to increase in future reporting periods as the Company expands its operational footprint, executes strategic growth initiatives, and scales personnel resources.

Other (Expense)

During the nine months ended September 30, 2025, we incurred $118,821 in other expenses, compared to $29,397 for the same period in 2024. In both periods, other expense consisted entirely of interest expense. The increase year-over-year is attributable to higher outstanding note balances and the continued accrual of interest during 2025.

Net Loss

As a result of the foregoing, we recorded a net loss of $(1,448,780) for the nine months ended September 30, 2025, compared to a net loss of $(1,710,438) for the nine months ended September 30, 2024. Basic and diluted loss per share was $(0.03) and $(0.07) respectively.

Liquidity and Capital Resources

As of September 30, 2025, the Company reported no cash on hand and a cash overdraft of $(864).

During the nine months ended September 30, 2025, the Company recorded a net loss of $(1,448,780).

Cash flows used in operating activities were $(338,129) for the nine months ended September 30, 2025, compared to $(853,954) for the nine months ended September 30, 2024. The reduced operating cash burn in 2025 was primarily driven by changes in working capital, including increases in accounts payable, accrued interest, accrued liabilities, and stock issued in lieu of cash compensation.

Cash flows used in investing activities were $0 for the nine months ended September 30, 2025, compared to $(100,178) during the nine months ended September 30, 2024, which consisted solely of equipment purchases in the prior year.

Cash flows provided by financing activities totaled $333,182 for the nine months ended September 30, 2025, compared to $950,169 for the nine months ended September 30, 2024. The reduction reflects lower stock issuance proceeds and decreased borrowing levels during the 2025 period.

Management intends to fund operations through external financing, including potential future issuances of equity and/or debt securities. Working capital requirements are expected to increase as operational activity scales, revenue development advances, and headcount expands.

Based on current operating conditions, the Company does not have sufficient liquidity to sustain operations through the next 12 months. Continued losses, limited cash resources, and dependence on external funding raise substantial doubt regarding the Company’s ability to continue as a going concern. Additional capital will be required, and there is no assurance that financing will be available on acceptable terms, or at all. Any completed financing may be dilutive to existing shareholders or include rights senior to common equity.

Future issuances of equity or convertible instruments will result in shareholder dilution and may contain features that adversely impact existing holders. If the Company is unable to secure additional financing as needed, its ability to execute its business plan, support growth initiatives, and maintain operations may be materially impaired.

We expect operating losses to continue over the next twelve months. Successful execution of the business model will require raising capital, increasing revenue generation, expanding personnel, and scaling operations effectively. Failure to achieve these objectives may materially affect financial results, liquidity, and overall business viability.

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

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by ASC Topic 260, “Earnings per Share.” Basic earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2025, there were no common stock equivalents that were dilutive.

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

During the three months ended September 30, 2025, the Company issued 2,000,000 shares of common stock for services, valued at $227,500. Additionally, the Company issued 2,000 shares of Preferred B stock for cash proceeds of $57. No Preferred A activity or conversions occurred during the quarter.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KINETIC SEAS INCORPORATED

Dated: December 10, 2025	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

