Form 10-K
period 2025-12-31
Kinetic Seas Inc.
filed 2026-05-29
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NUMBER 000-56478

KINETIC SEAS INCORPORATED

(Exact name of registrant as specified in its charter)

Colorado

(State or other jurisdiction of incorporation)

47-1981170

(IRS Employer Identification No.)

1501 E. Woodfield Rd., Suite 114E

Schaumburg, IL 60173

(847) 754-4600

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

As of June 30, 2025 (the last trading day of the registrant’s second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $0.35 closing price of the registrant’s common stock as reported on the OTC Markets on that date, was approximately $2,751,700. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of May 26, 2026, the registrant had 60,745,926 shares of common stock issued and outstanding.

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

Our service offerings are structured around several interconnected areas:

We provide integrated artificial intelligence (“AI”) and software solutions through a combination of consulting, education, product development, and strategic partnerships. During fiscal year 2025, we expanded our service offerings to include the development and commercialization of proprietary AI platforms through licensing and revenue-sharing arrangements.

Our primary service offerings include:

Consulting Services, which include strategic consulting, project execution, and infrastructure planning. We focus on delivering fully integrated solutions designed to be scalable and sustainable. We no longer provide staff augmentation services.

Training and Education, which play a central role in our business model. We offer both free and paid learning opportunities, including custom-designed training programs for enterprise clients. Educational engagements often serve as an initial point of entry and lead to longer-term client relationships and product adoption.

Product Development, where we design and build AI-enabled software solutions powered by locally deployed and customized models. These solutions incorporate fine-tuning, prompt engineering, and user-friendly graphical interfaces to support enterprise adoption.

During fiscal year 2025, we developed Skilliks, a proprietary AI software platform designed to support enterprise software development, AI integration, and workflow automation. Skilliks was licensed to an international client pursuant to a multi-year licensing agreement. In consideration for the licensing and development services, the Company received equity compensation in the form of publicly traded common stock. Under the agreement, the Company is also entitled to ongoing revenue participation from future development projects and commercialization activities utilizing the Skilliks platform, including projects developed for the licensee’s own customers.

Partnerships and Incubation Services, through which we collaborate with early-stage and growth-stage technology companies. These services include consulting, infrastructure guidance, product development support, and go-to-market strategy execution. Certain partnerships include revenue-sharing arrangements tied to software development, AI deployment, and platform monetization.

This integrated approach allows us to deliver complete solutions to our clients—from ideation and technical training to software implementation and long-term operational success.

Our Mission

Our mission is to enable businesses to adopt, deploy, and commercialize artificial intelligence through proprietary software platforms, tailored products, education, and expert consulting. We focus on simplifying AI integration by developing and licensing scalable AI solutions, providing training and implementation support, and delivering locally deployed AI systems designed for real-world enterprise use. Rather than relying on cloud-hosted solutions or generic APIs, we build secure, private, and high-performance applications powered by fine-tuned local models that support long-term value creation for our clients and partners.

Our Opportunity

Artificial intelligence adoption continues to accelerate across industries as businesses seek to improve efficiency, automate workflows, and develop new digital products. Industry sources estimate that a significant majority of businesses are expected to adopt some form of AI within the next several years. As adoption expands, demand is shifting from isolated AI tools toward scalable platforms, customized solutions, and long-term implementation partners.

While many companies entering the AI market focus on delivering a single application, model, or narrowly defined technology, our strategy is centered on enabling successful AI adoption across a broad range of use cases and maturity levels. We support organizations with varying degrees of technical sophistication, from early-stage adoption to advanced enterprise deployment, through a combination of education, consulting, and proprietary AI software platforms.

By engaging with customers early in their AI adoption lifecycle, including through training, platform licensing, and development partnerships, we seek to establish long-term relationships that evolve as our customers’ needs grow and as AI technologies continue to advance. Our focus on locally deployed, secure, and customizable AI solutions positions us to address increasing concerns around data privacy, performance, and control, while participating in the ongoing commercialization of AI-enabled products and services through licensing and revenue-sharing arrangements.

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

Training and Education

As part of our education-first engagement strategy, we support and participate in the AI Masters Community with ED, an AI-focused learning and collaboration community hosted on the Skool platform. The community has grown to include over 10,000 active AI enthusiasts, ranging from early-stage learners to advanced practitioners, who contribute through coursework, discussions, and real-world project collaboration.

The AI Masters Community serves as both an educational ecosystem and a practical talent and innovation network. Members engage in hands-on problem solving, applied AI development, and knowledge sharing, creating a pipeline of skilled individuals familiar with current AI tools, workflows, and enterprise use cases. This community-driven model supports our broader strategy of early engagement with organizations exploring AI adoption and provides a pathway for transitioning from education and prototyping into full-scale software development, platform licensing, and consulting engagements.

By combining structured education with active participation and real-world application, the community reinforces long-term relationships with learners, enterprises, and partners, while supporting ongoing demand for AI platforms, development services, and implementation support as AI adoption continues to expand.

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

Our Competitive Advantage

Our competitive advantage is driven by our development of Skilliks, a proprietary AI-powered platform designed to transform how organizations move from concept to execution. Skilliks applies artificial intelligence to structure ideas, requirements, and decisions into clearly defined topics and development modules, enabling projects to be planned, validated, and executed with greater precision. By converting unstructured discussions and concepts into a continuously updated, build-ready blueprint, Skilliks reduces ambiguity, minimizes scope creep, and supports predictable delivery timelines and budgets.

Unlike large cloud providers or traditional software vendors that focus primarily on infrastructure or isolated AI capabilities, we combine platform-driven planning with secure, locally deployed AI systems. Our solutions leverage tools such as Ollama, supervised fine-tuning, and prompt engineering to deliver private, high-performance AI applications without reliance on third-party cloud platforms. This approach provides clients with greater control over data, performance, and long-term ownership of their AI solutions.

In addition, our integrated model of education, consulting, platform licensing, and software development creates a seamless path from early exploration to full-scale implementation. Skilliks enables faster alignment among stakeholders, clearer decision-making, and more efficient development cycles, allowing projects to be completed in shorter timeframes and with reduced risk of cost overruns. By focusing on disciplined planning, execution alignment, and client-owned solutions, we differentiate ourselves in a market where AI initiatives often fail due to unclear requirements rather than technical limitations.

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

Regulation

Our financial prospects and continued growth depend in part on our ability to operate in compliance with applicable laws, regulations, and evolving regulatory frameworks. Artificial intelligence (“AI”) and machine learning (“ML”) technologies are increasingly subject to regulatory scrutiny globally, and governments continue to propose and enact laws that may affect the development, deployment, and commercialization of AI-enabled products and services.

While there is no single, comprehensive regulatory regime governing AI in the United States as of 2025, multiple federal, state, and international initiatives have emerged that directly or indirectly regulate aspects of AI development, use, transparency, data protection, and accountability.

United States

On October 30, 2023, President Biden issued the Executive Order on Safe, Secure, and Trustworthy Artificial Intelligence, which remains a foundational policy framework through 2025. The Executive Order directs federal agencies to use existing authorities to address risks associated with AI, including risks related to critical infrastructure, cybersecurity, biological research, consumer protection, labor impacts, civil rights, and national security. It also encourages the development of standards and reporting obligations for certain advanced AI systems, including “dual-use” and foundation models, and emphasizes the importance of transparency, safety testing, and risk mitigation.

In 2024 and 2025, several federal agencies, including the Department of Commerce, Department of Energy, Department of Defense, Federal Trade Commission (“FTC”), and Equal Employment Opportunity Commission (“EEOC”), issued guidance or initiated rulemaking and enforcement actions related to AI under existing laws. These efforts focus on areas such as unfair or deceptive practices, algorithmic discrimination, data privacy, and cybersecurity. While these initiatives do not constitute a unified AI statute, they increase compliance expectations for companies developing or deploying AI systems.

At the state and local level, AI-related regulation continues to expand. For example, the New York City Automated Employment Decision Tools (“AEDT”) Law became effective on July 5, 2023, and remains in force in 2025. This law requires independent bias audits and public disclosures for certain AI tools used in employment decisions. Other U.S. states have introduced or enacted legislation addressing algorithmic accountability, AI transparency, biometric data, and automated decision-making, which may increase compliance costs and operational complexity.

European Union and International Regulation

The European Union (“EU”) continues to play a leading role in the regulation of digital technologies. In addition to the General Data Protection Regulation (“GDPR”), the Digital Services Act (“DSA”), and the Digital Markets Act (“DMA”), the EU formally adopted the Artificial Intelligence Act (“AI Act”) in 2024, with phased implementation and enforcement expected through 2025 and beyond. The AI Act represents the most comprehensive AI regulatory framework globally.

The EU AI Act classifies AI systems into risk-based categories and imposes obligations based on the level of risk, including:

•	Unacceptable risk, which includes AI systems deemed to pose a clear threat to fundamental rights and which are prohibited.
•	High-risk systems, which include AI used in areas such as employment, education, healthcare, law enforcement, and critical infrastructure, and which are subject to strict requirements related to data governance, transparency, human oversight, risk management, and post-market monitoring.
•	General-purpose AI (“GPAI”), including foundation models, which are subject to transparency and documentation obligations, with additional requirements for high-impact GPAI systems that may pose systemic risks.
•	Limited-risk systems, which are subject primarily to transparency obligations, such as disclosures when users interact with AI-generated content.
•	Minimal-risk systems, which are largely unregulated under the AI Act.

The AI Act applies not only to EU-based companies but also to non-EU entities whose AI systems are placed on the EU market or whose outputs are used within the EU, potentially affecting our international operations and customers.

In addition to the EU, other jurisdictions, including China, Canada, the United Kingdom, and several Asia-Pacific countries, have enacted or proposed AI-related laws and frameworks addressing data localization, algorithmic governance, safety, and content moderation. These regulations vary significantly by jurisdiction and may impose additional compliance requirements as our operations, partnerships, or customers expand internationally.

Impact on Our Business

As the regulatory and legal environment governing AI continues to evolve, we may become subject to new or expanded laws, regulations, reporting requirements, and enforcement actions at the federal, state, and international levels. Compliance with these evolving frameworks may require changes to our products, development practices, documentation, data handling, and contractual arrangements, and may increase our operating costs or limit certain business activities.

For additional discussion regarding the potential risks that existing and future regulation may pose to our business, financial condition, and results of operations, see the section entitled “Risk Factors.”

Additional AI Operational and Commercial Risk Disclosure

In addition to evolving regulatory requirements, our business may be adversely affected by risks inherent in the development, deployment, and commercialization of artificial intelligence technologies and consulting services. Our AI-related business activities involve the design, integration, deployment, hosting, and support of AI-enabled systems, including generative AI, machine learning models, data analytics, and infrastructure solutions for customers operating in various industries.

AI technologies are rapidly evolving and may produce inaccurate, misleading, biased, incomplete, or otherwise unreliable outputs, commonly referred to as “hallucinations” or model errors. Such outputs may expose us to reputational harm, customer disputes, contractual liability, litigation, regulatory scrutiny, or indemnification obligations. In addition, AI systems may unintentionally incorporate or generate copyrighted, proprietary, confidential, or otherwise protected material, which could result in intellectual property claims or other legal challenges.

Our AI consulting and development activities may also require us to process, store, or access sensitive, proprietary, personal, or regulated customer data. Any actual or perceived failure to adequately protect such data, comply with applicable privacy or cybersecurity laws, maintain confidentiality obligations, or prevent unauthorized access, cyberattacks, or data breaches could adversely affect our business, reputation, financial condition, and operating results.

Many AI models and infrastructure tools utilized by the Company may rely on third-party providers, including cloud computing providers, open-source software, APIs, foundation models, and data providers. Changes in pricing, service availability, licensing terms, access restrictions, or the discontinuation of third-party AI technologies could materially impact our operations, development timelines, and profitability.

Additionally, the legal framework surrounding ownership, licensing, and protection of AI-generated content and machine learning models remains uncertain and continues to evolve. Existing intellectual property laws may not adequately address AI-generated works, training data usage, or model ownership rights, which could increase legal uncertainty and operational risk.

The AI industry is highly competitive and subject to rapid technological change. Our future success depends in part on our ability to adapt to evolving technologies, maintain access to qualified personnel with AI expertise, develop commercially viable AI solutions, and compete effectively against significantly larger and better-capitalized technology companies.

Furthermore, increasing public concern regarding the ethical use of AI, including concerns related to bias, misinformation, surveillance, automated decision-making, and workforce displacement, may result in additional regulatory requirements, customer hesitancy, reputational risks, or limitations on the deployment of AI technologies in certain industries or jurisdictions.

Any of the foregoing factors could materially and adversely affect our business, financial condition, results of operations, and future growth prospects.

Our Facilities

The Company leases office space located at 1501 E. Woodfield Road, Suite 114E, Schaumburg, Illinois, which serves as its principal executive offices. The lease is held directly in the name of Kinetic Seas Incorporated.

The Company previously subleased this office space from an affiliate of Ed Honour, the Company’s Chief Executive Officer, at the affiliate’s cost with no markup. The Company has since assumed the lease and is now the direct lessee with the landlord.

Effective December 14, 2023, the Company entered into a Master Services Agreement and Service Order with Databank Holdings Inc. (“Databank”) for server colocation services at the Databank-ORD4 facility in Oak Brook, Illinois. The Company has recently terminated this arrangement and no longer maintains an external colocation facility with Databank.

Employees and Independent Contractors

As of April 24, 2024, the Company had two employees, both of whom served as executive officers.

Effective January 2025, the Company discontinued the use of third-party payroll services and transitioned its former employees to independent consultant roles. This change was implemented to streamline administrative processes, reduce payroll-related costs and service fees, and provide greater flexibility in managing personnel resources, particularly as the Company engages talent across multiple geographic regions.

The Company currently operates with a consultant-based workforce and engages independent contractors on an as-needed basis to support operations, development initiatives, and strategic projects.

The Company has no collective bargaining agreements and believes its relationships with consultants and independent contractors are satisfactory. The Company may retain additional consultants or employees over the next twelve months, including executive management personnel with significant industry experience, as business needs evolve.

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

We may become increasingly dependent on a few key partnerships as evidenced by the fact that we only have one customer as of December 31, 2025. Delays in the onboarding of such partners could therefore have a disproportionate impact on our expected revenues.

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

Our use of GPU services incorporates software and services from third-party vendors. The performance and reliability of these third-party components are critical to our overall service delivery. Dependence on third-party vendors places us at risk if these vendors fail to perform. Issues such as software bugs, service disruptions, or unavailability can directly impact the quality and continuity of our services.

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

Our use of GPU service require substantial investment in hardware and contractual obligations to ensure we can meet customer demand and maintain a competitive edge. To finance these capital expenditures, we may need to seek additional funding. However, there are uncertainties surrounding our ability to secure such financing. The availability of financing is subject to various market conditions that may be beyond our control. During times of economic uncertainty or market instability, securing financing can be particularly challenging. If financing is available, the interest rates and terms may not be favorable. Unfavorable terms could place a significant strain on our future cash flow and profitability. Should we resort to equity financing, it could result in dilution of our current shareholders' equity and could potentially lead to downward pressure on our stock price.

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

As of May 26, 2026, our executive officers, directors, significant shareholders and affiliated persons and entities collectively beneficially owned approximately 36.38% of our outstanding common stock. As a result, these persons and entities may have the ability to exercise significant influence over matters submitted to our stockholders for approval, including the election of directors and approval of significant corporate transactions. Accordingly, corporate actions may be taken even if other stockholders oppose them. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

We have entered into consulting and services agreements with members of our management team that provide for compensation and other terms of engagement. However, due to the Company’s current stage of development and limited financial resources, portions of management compensation may be deferred and accrued until sufficient capital or operating cash flow is available. Deferred amounts remain obligations of the Company pursuant to the applicable agreements.

In addition, pursuant to a sales agreement related to the Sagtec Global Limited engagement, The Sails Group receives commission-based compensation tied to revenues and other consideration generated from that customer relationship.

Although members of management currently continue to support the Company’s operations and strategic initiatives, there can be no assurance that such arrangements can continue indefinitely if the Company is unable to improve its financial condition, generate sufficient revenues, or raise additional capital. The Company intends to continue honoring its contractual obligations and, as financial resources permit, pay accrued and ongoing compensation in accordance with the applicable agreements.

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

ITEM 2. PROPERTIES

The Company currently leases office space at 1501 E. Woodfield Road, Suite 114E, Schaumburg, Illinois.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The following table sets forth the quarterly high and low daily closing prices for our common stock for the two years ended December 31, 2025. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. There is a limited trading market for the Company’s common stock.

	High	Low
Year ended December 31, 2025
First Quarter	$0.84	$0.21
Second Quarter	$0.45	$0.10
Third Quarter	$0.51	$0.036
Fourth Quarter	$0.32	$0.053

Year ended December 31, 2024
First Quarter	$0.89	$0.595
Second Quarter	$0.72	$0.55
Third Quarter	$0.58	$0.444
Fourth Quarter	$0.555	$0.10

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

Our Common Stock is quoted on the OTCQB Venture Market under the symbol “KSEZ.” Although the OTCQB is a recognized public market operated by OTC Markets Group, trading in our Common Stock may continue to be limited and subject to volatility. There can be no assurance that an active and sustained trading market for our Common Stock will develop or be maintained. Limited trading volume and market liquidity may adversely affect the ability of stockholders to buy or sell shares of our Common Stock at desired prices or times.

Holders

As of May 26, 2026, there were approximately 366 holders of record of the Company’s Common Stock based upon records maintained by the Company’s transfer agent, Securities Transfer Corporation, 2901 North Dallas Parkway, Suite 380, Plano, Texas 75093, telephone (469) 633-0101.

The number of holders of record does not include beneficial owners whose shares are held in “street name” through brokerage firms, banks, nominees, and other custodial institutions. Accordingly, the Company believes the total number of beneficial shareholders is substantially greater than the number of record holders reflected in the transfer agent records.

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

Results of Operations

Revenues and Cost of Sales

During the year ended December 31, 2025, the Company generated total revenues of $417,768, consisting of $71,268 in consulting revenue and $346,500 in product sales, compared to $210,584 in consulting revenue during the year ended December 31, 2024. The increase in revenues in fiscal 2025 was attributable to the Company’s continued expansion of its AI-related consulting and technology operations, as well as the commencement of product sales activities.

Cost of sales for consulting labor was $66,749 during the year ended December 31, 2025, compared to $157,776 during the year ended December 31, 2024. Gross profit increased to $351,019 during fiscal 2025, compared to gross profit of $52,808 during fiscal 2024. The improvement in gross margin was primarily attributable to higher revenue levels, increased operational efficiencies, and the addition of higher-margin product sales during fiscal 2025.

Operating Expenses

During the year ended December 31, 2025, the Company incurred operating expenses of $1,553,681, compared to $3,820,014 in operating expenses during the year ended December 31, 2024. Operating expenses for fiscal 2025 were primarily comprised of selling, general and administrative expenses, professional fees, payroll and benefits, investor relations, legal and accounting fees, and costs associated with operating as a public company and expanding the Company’s AI business initiatives.

The decrease in operating expenses during fiscal 2025 as compared to fiscal 2024 was primarily attributable to lower professional fees, reduced stock-based and startup-related expenses, and management’s continued efforts to control operating costs while scaling operations.

Other Income (Expense)

During the year ended December 31, 2025, the Company recorded total other expense of $32,565, compared to other expense of $129,916 during the year ended December 31, 2024. Other income and expense during fiscal 2025 consisted primarily of $110,502 in interest expense offset by $65,540 of investment income and the gain on debt extinguishment of $12,396. In fiscal 2024, other expense consisted primarily of interest accrued on loans made to the Company by entities affiliated with management. The decrease in net other expense during fiscal 2025 was primarily attributable to lower financing costs and the recognition of investment income and gain on debt extinguishment.

Net Income (Loss)

During the year ended December 31, 2025, the Company incurred a net loss of $(1,235,227), or $(0.05) per share, compared to a net loss of $(3,897,121), or $(0.18) per share, during the year ended December 31, 2024. The decrease in the Company’s net loss during fiscal 2025 was primarily attributable to increased revenues, improved gross margins, lower operating expenses, and reduced net financing costs compared to the prior year.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a cash on hand of $7,767 compared to cash on hand of $4,947 as of December 31, 2024.

During the year ended December 31, 2025, the Company had a net loss of $(1,235,227).

Cash flows used in operating activities were $(553,929) for the year ended December 31, 2025, compared to cash flows used in operating activities of $(1,072,139) for the year ended December 31, 2024. The decrease in cash flows used in operating activities during fiscal 2025 was primarily attributable to $2,387,000 in non-cash stock-based compensation expense, partially offset by the Company’s net loss of $(1,235,227) and decreases in accrued liabilities of $(1,483,047). Additional changes in operating assets and liabilities included decreases in deferred revenue of $(346,500), prepaid expenses of $(43,750), and accounts payable of $(18,191), partially offset by increases in other non-current liabilities of $71,900 and accrued interest of $21,731.

Cash flows used in investing activities were $0 for the year ended December 31, 2025, compared to cash flows used in investing activities of $(100,178) for the year ended December 31, 2024. There were no significant investing activities during fiscal 2025.

Cash flows provided by financing activities were $556,749 for the year ended December 31, 2025, compared to cash flows provided by financing activities of $1,159,333 for the year ended December 31, 2024. Cash flows provided by financing activities during fiscal 2025 consisted primarily of $255,000 in proceeds from the issuance of common stock for cash, $252,858 in proceeds from notes payable, and $56,501 in proceeds from related party notes, partially offset by repayments of related party notes of $(15,682). The decrease in financing cash flows during fiscal 2025 compared to fiscal 2024 was primarily attributable to lower proceeds received from equity financings.

Management intends to fund our working capital requirements through a combination of revenues generated from operations and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the continued implementation of our business plan, expansion of operations, and growth of the Company’s AI and technology-related business activities.

Based upon our current operations, we may require additional working capital to fund operations over the next 12 months. The Company requires substantial capital to carry out its current business plan, and there can be no assurance that additional capital will be available on acceptable terms, if at all. Any future capital raises may be dilutive to existing shareholders or contain terms unfavorable to the Company and its shareholders.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities may have rights, preferences, or privileges senior to our Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business opportunities, which could materially and adversely affect our business operations.

We anticipate that we may continue to incur operating losses as we expand our operations and invest in the growth of our business. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in their growth and development stage. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, management of growth, competition, and the ability to attract and retain qualified personnel. There can be no assurance that we will be successful in addressing such risks, and failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our December 31, 2025 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Kinetic Seas Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kinetic Seas Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, change in stockholders’ deficit, and cash flows for the years then ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency for the period ended December 31, 2025 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

As described in Note 12 to the financial statements, during 2025 the Company entered into a transaction with Sagtec Global Limited (the “Sagtec transaction”) related to the Company’s technology platform, under which consideration included product license, development services, equity and contingent future revenue participation, and where certain implementation, delivery, customer acceptance and other contractual conditions remained subject to ongoing review and evaluation as of December 31, 2025. Management evaluated the transaction under ASC 606, assessed identification and separation of performance obligations, determination of the transaction price (including variable consideration and consideration in the form of equity), allocation of the transaction price to performance obligations, and the timing of transfer of control; based on that assessment management recognized revenue to the extent it concluded the revenue recognition criteria had been satisfied and deferred amounts related to undelivered elements or unresolved contingencies.

How we addressed the matter in our audit

To test management’s revenue recognition for the Sagtec transaction we performed procedures that included, among others:

•	Obtained and read the contract, related amendments and correspondence with the customer to identify contract terms, deliverables, acceptance provisions, milestones, and any contingent consideration;
•	Evaluated management’s identification and separation of performance obligations against the requirements of ASC 606, including assessing whether promised goods and services were distinct;
•	Tested the methodology and key inputs used by management to determine the transaction price, including (a) the accounting for consideration received in the form of equity and (b) management’s estimate of variable consideration (e.g., future revenue participation), and evaluated whether management appropriately constrained estimates of variable consideration in accordance with ASC 606;
•	Tested evidence of transfer of control and completion of deliverables, including inspection of deliverables, correspondence evidencing customer acceptance or lack thereof, and post year end evidence of implementation progress or settlement;

Based on the procedures described above, we determined that management’s revenue recognition related to the Sagtec transaction for the year ended December 31, 2025 was reasonable in the context of U.S. generally accepted accounting principles.

/s/Bush & Associates CPA LLC

We have served as the Company’s auditor since 2024.

Bush & Associates CPA LLC,

9555 S. Eastern Ave., Suite 280,

Las Vegas, NV 89123

May 29, 2026

PCAOB ID Number 6797

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash	$7,767	$4,947
Accounts receivable	–	20,719
Prepaid Expenses	43,750	–
Deferred charge	–	10,852
Total current assets	51,517	36,518
Right-of-use-assets	50,543	69,821
Property and equipment, net	46,243	84,078
Investments	10,460,540	–
Total assets	$10,608,843	$190,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$201,028	$219,219
Accrued liabilities	540	1,483,587
Deferred Revenue	2,079,000	–
Accrued interest	30,821	9,089
Lease liabilities-short term	20,930	20,299
Notes payable	315,000	231,164
Notes payable related parties	239,957	199,137
Total current liabilities	2,887,275	2,162,495

Deferred Revenue-noncurrent	7,969,500	–
Other Non-Current Liabilities	71,900	–
Lease liabilities-long term	30,778	50,003
Total Non-current Liabilities	8,072,178	50,003
Total Liabilities	10,959,453	2,212,497

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 500 and 21,100 shares issued and outstanding, respectively, as of December 31, 2025 and December 31, 2024	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, 11,917 and 5,500 shares issued and outstanding, respectively, as of December 31, 2025 and December 31, 2024	4	–
Common stock, $0.00001 par value, 200,000,000 shares authorized and 52,789,000 and 16,329,000 shares issued and outstanding, respectively as of December 31, 2025 and December 31, 2024	527	163
Additional paid-in-capital	5,899,007	2,992,676
Accumulated deficit	(6,250,147)	(5,014,920)
Total stockholders' deficit	(350,609)	(2,022,081)
Total liabilities and stockholders' deficit	$10,608,843	$190,417

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Year ended	Year ended
	December 31,	December 31,
	2025	2024

Consulting Revenue	$71,268	$210,584
Product Sales	346,500	–
Cost of sales consulting labor	66,749	157,776
Gross margin	351,019	52,808

Operating expenses
Selling, general and administrative expenses	548,092	507,438
Professional fees	920,374	2,757,675
Payroll and benefits	85,215	554,900
Total operating expenses	1,553,681	3,820,014
Loss from operations	(1,202,662)	(3,767,206)
Other income (expense):
Investment Income	65,540	–
Interest expense	(110,502)	(129,916)
Gain on debt extinguishment	12,396	–
Total other income and expense	(32,565)	(129,916)
Net (loss)	$(1,235,227)	$(3,897,122)

Basic and diluted loss per share	$(0.05)	$(0.18)

Weighted average number of shares outstanding:
Basic and diluted	24,523,264	21,631,301

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	–	$–	–	$–	26,646,000	$266	$922,020	$(1,117,798)	$(195,512)

Common stock issued in private placement	–	–	–	–	9,793,000	98	710,952	–	711,050
Common stock issued for services	–	–	–	–	40,000	0	2,000	–	2,000
Conversion of common stock to Preferred A stock	19,250	–	–	–	(19,250,000)	(193)	195	–	2
Preferred A stock issued for financing fee	150	–	–	–	–	–	7,500	–	7,500
Conversion of common stock to Preferred A	1,700	–	–	–	(1,700,000)	(17)	17	–	–
Common stock issued for financing fee	–	–	–	–	50,000	1	24,999	–	25,000
Preferred stock issued in a private placement	–	–	4,000	–	–	–	200,000	–	200,000
Preferred stock issued for services	–	–	1,500	–	–	–	750,000	–	750,000
Stock based compensation for services	–	–	–	–	750,000	8	374,992	–	375,000
Net loss	–	–	–	–	–	–	–	(3,897,122)	(3,897,122)

Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

(continued)

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (continued)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Conversion of Preferred A to common stock	(21,000)	–	–	–	21,100,000	211	(211)	–	–
Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–
Conversion of common stock to Preferred A stock	500	–	–	–	(500,000)	(5)	5	–	–
Shares issued for services	–	–	–	–	8,750,000	88	2,350,163	–	2,350,250
Shares issued for financing fee	–	–	9,917	4	400,000	4	264,692	–	264,700
Common stock issued in private placement	–	–	–	–	250,000	3	49,998	–	50,000
Shares issued for cash	–	–	2,000	–	610,000	6	204,994	–	205,000
Shares issued for software	–	–	–	–	350,000	4	36,746	–	36,750
Net income	–	–	–	–	–	–	–	(1,235,227)	(1,235,227)

Balance, December 31, 2025	500	$–	11,917	$4	52,789,000	$527	$5,899,007	$(6,250,147)	$(350,609)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(1,235,227)	$(3,897,122)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock based compensation	2,387,000	1,127,000
Gain on extinguishment of debt	(12,396)	–
Common Stock issued for financing fees	100,000	32,499
Depreciation	37,835	29,241
Investment income	(65,540)	–
Amortization of ROU	19,061	–

Changes in operating assets and liabilities:
Accounts receivable	20,719	(20,719)
Lease liability-net	(18,376)	481
Deferred charge	10,852	(10,852)
Prepaid expense	(43,750)	–
Accounts payable	(18,191)	219,239
Accrued liabilities	(1,483,047)	1,450,103
Accrued interest	21,731	(2,009)
Deferred Revenue	(346,500)	–
Other non current liabilities	71,900	–
Net cash used in operating activities	(553,929)	(1,072,140)

Cash flows from investing activities:
Purchases of property and equipment	–	(100,178)
Net cash used in investing activities	–	(100,178)

Cash flows from by financing activities:
Proceeds from related party notes	56,501	55,500
Repayments of related party notes	(15,682)	231,164
Proceeds from notes payable	252,858	(38,381)
Repayment of notes payable	8,072	–
Proceeds from common stock issued for cash	255,000	911,050
Net cash provided by financing activities	556,749	1,159,334

Net increase (decrease) in cash	2,820	(12,984)
Cash, beginning of period	4,947	17,931
Cash, end of period	$7,767	$4,947

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

The Company is an Artificial Intelligence (“AI”) consulting, research and development, infrastructure, and software company with a primary focus on assisting companies in adopting AI.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

During the year ended December 31, 2025 we generated $71,268 in consulting revenue and $346,500 in product sales related to Sagtec transaction. The cost of consulting labor was $66,749.

During the year ended December 31, 2024 we generated $210,584 in consulting revenue. The cost of consulting labor was $157,776.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and December 31, 2024, the Company’s cash and cash equivalents totaled $7,767 and $4,947, respectively.

Software Development Costs

The Company accounts for software development costs in accordance with applicable accounting guidance for internally developed software. Costs incurred in the preliminary project stage and post-implementation stages are expensed as incurred. Management evaluates software development expenditures to determine whether capitalization criteria have been met.

During the year ended December 31, 2025, the Company incurred costs related to the development and enhancement of its software platform and technology infrastructure. Management determined that the expenditures did not meet the criteria for capitalization, or alternatively elected to expense such costs as incurred due to the nature and stage of development activities. Accordingly, all software development costs incurred during the period were recorded as operating expenses in the accompanying statements of operations.

Had such costs been capitalized, the Company’s total assets and net loss may have differed from the amounts reported in the accompanying financial statements. Management believes that expensing these costs results in a conservative presentation of the Company’s financial position and results of operations.

Revenue Recognition – Sagtec Transaction

During the year ended December 31, 2025, the Company entered into a transaction with Sagtec Global Limited (“Sagtec”) related to the Company’s technology platform and related services. As of December 31, 2025, certain aspects of the transaction, including final implementation, delivery obligations, acceptance provisions, supporting documentation, and/or other contractual performance conditions, remained subject to ongoing review and evaluation.

Management evaluated the transaction in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, including assessment of the identification of performance obligations, transfer of control, collectability considerations, and timing of revenue recognition.

Based on management’s assessment of the facts and circumstances existing as of December 31, 2025, the Company recognized revenue to the extent management determined that the applicable revenue recognition criteria had been satisfied. Amounts associated with undelivered elements, unresolved contingencies, customer acceptance provisions, or other pending matters, if any, were deferred pending resolution of such matters.

The Company continues to evaluate the transaction and related accounting treatment in conjunction with its auditors. Accordingly, additional information, revisions to estimates, or subsequent developments related to the Sagtec transaction could result in adjustments to the timing or amount of revenue recognized in future periods. Management does not currently believe that any such potential adjustments would materially impact the Company’s previously issued financial statements; however, no assurance can be provided that additional adjustments will not be required.

Investment in Equity

The Company accounts for its investment transactions in accordance with ASC 321, Investments – Equity Securities, ASC 320 (where applicable), and other relevant U.S. GAAP guidance. Investments consist primarily of equity securities and non-cash consideration received in connection with licensing and development arrangements, including shares of publicly traded companies.

Investments received as non-cash consideration are initially recorded at fair value at the date of receipt, consistent with ASC 606 and ASC 321. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in earnings. During the year ended December 31, 2025, the Company recognized investment income of $65,540.

Investments are classified as current or non-current assets based on management’s intent and expected timing of realization. As of December 31, 2025, the Company reported investments of $10,460,540, primarily related to equity received from licensing and development arrangements.

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

Customer Concentration

During 2025 the Company continued AI consulting practice along with the development of products to allow clients to generate AI projects and sold this product under a multi-year licensing agreement that also provided for revenue share on products produced using the platform.

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

Segment Reporting

We operate in a single operating segment and a single reportable segment focused on artificial intelligence consulting, software development, AI platform licensing, and related services. Operating segments are defined as components of an enterprise for which separate financial information is regularly reviewed by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s chief executive officer serves as the CODM and evaluates performance and allocates resources based on consolidated financial information. Because the Company operates as a single operating and reportable segment, all financial segment information required by ASC 280 is included in the consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these consolidated financial statements. The Company has incurred significant operating losses since inception. As of December 31, 2025, the Company had an accumulated deficit of $6,250,147 and a working capital deficit of $2,835,758.

The Company does not currently expect its internally generated cash flows to be adequate to support its projected operations and growth plans. As a result, there is substantial doubt about its ability to continue as a going concern.

Accordingly, the Company may need to raise additional funds through equity financings, debt financings, strategic partnerships, or other sources of capital to support ongoing operations and execute its business plan. The Company has historically relied on related party funding and external financing arrangements to support operations and may continue to do so until sustainable profitability and positive operating cash flows are achieved. However, there can be no assurance that the Company will be successful in obtaining additional financing on acceptable terms, or at all.

Management plans to continue focusing on revenue growth, operational efficiencies, expansion of higher-margin business activities, and capital raising initiatives in order to improve liquidity and support future operations.

NOTE 4 – ACCRUED LIABILITIES

As of December 31, 2025 and December 31, 2024, the Company had accrued liabilities of $540 and $1,483,587, respectively. In addition, the Company had accrued interest of $30,821 and $9,089 as of December 31, 2025 and December 31, 2024, respectively.

The balance of accrued liabilities as of December 31, 2025 is comprised primarily of miscellaneous accrued expenses of $540.

The accrued interest balance of $30,821 as of December 31, 2025 relates to interest due on outstanding notes payable.

As of December 31, 2024, accrued liabilities were comprised of the following:

•	$75,000 in penalty interest due on past due notes payable
•	$1,375,000 to record liabilities for 2,750,000 shares issuable to two investor relations professionals
•	$33,486 representing cash received by the Company for cigar sales during the year ended December 31, 2021. The Company was unable to document revenue recognition for these cash receipts under the guidelines of ASC 606; therefore, the amount was recorded as a liability and will remain on the Company’s balance sheet until the applicable statute of limitations expires in 2027.
•	Miscellaneous liabilities of $101

The significant decrease in accrued liabilities during fiscal 2025 was primarily attributable to the settlement of prior year investor relations obligations through the issuance of shares and the reduction of accrued penalty interest balances.

NOTE 5 – RELATED PARTY TRANSACTIONS

On September 18, 2021, the Company entered into a $30,000 Promissory Note Agreement at 24% interest with Coral Investment Partners (“CIP”). CIP’s managing director is Erik Nelson, who was formerly the Chief Executive Officer of the Company. On June 30, 2022, CIP increased its Promissory Note to $50,000 by funding an additional $20,000 loan to the Company. Subsequently, CIP made an additional loan of $40,000 on September 15, 2022, bringing the total principal balance to $90,000 plus accrued interest. During the fiscal year ended December 31, 2023, CIP made additional advances to the Company totaling $92,000.

On December 14, 2023, the Company and CIP agreed to convert $50,000 of indebtedness under the Promissory Note into 1,000,000 shares of the Company’s common stock at $0.05 per share. Effective December 14, 2023, the interest rate on the remaining balance was reduced to 12% through December 31, 2023, and effective January 1, 2024, the interest rate was further reduced to 10%. During the year, an additional loan of $43,820 was extended to the company through the settlement of its liabilities.

As of December 31, 2025 and December 31, 2024, the balance due to CIP, including accrued interest, was approximately $212,710 and $154,427, respectively.

On September 20, 2024, Lisa Lozinski (the “Lender”), the spouse of a Company director, loaned the Company $50,000 pursuant to a promissory note with the following terms:

•	Maturity date of March 20, 2025
•	Interest at 18% per annum, payable monthly
•	50,000 restricted shares of common stock issued as consideration to the Lender, valued at $25,000 based on the price of the Company’s contemporaneous equity offering
•	Piggyback registration rights for the 50,000 restricted shares to be included in the Company’s next registration statement filed with the SEC
•	If the Company fails to repay the principal and accrued interest by the maturity date, the Company is obligated to issue an additional 100,000 restricted shares as a penalty payment

As of December 31, 2025 and December 31, 2024, the balance due on this related party note, including accrued interest, was approximately $50,755 and $50,320, respectively.

During the year ended December 31, 2024, Jeff Lozinski loaned the Company $5,500 on a non-interest-bearing basis, of which $2,500 was repaid during the period, resulting in a balance due of $3,000 as of December 31, 2024. The balance was repaid during the year ended December 31, 2025.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 30,000,000 shares of preferred stock, par value $0.00001 per share, consisting of 10,000,000 shares of undesignated preferred stock, 10,000,000 shares of Series A Preferred Stock, and 10,000,000 shares of Series B Preferred Stock.

As of December 31, 2025 and December 31, 2024, there were 52,789,000 and 16,329,000 shares of common stock outstanding, respectively.

As of December 31, 2025, there were 500 shares of Series A Preferred Stock outstanding and 11,917 shares of Series B Preferred Stock outstanding.

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

During the year ended December 31, 2025, Preferred A and Preferred B shareholders converted all of the preferred shares into 26,600,000 shares of common stock. Additionally, one shareholder converted 500,000 shares of common stock into 500 shares of Preferred A stock.

During the year ended December 31, 2025, the Company issued common stock through service-based compensation agreements and financing-related equity transactions, resulting in a significant increase in shares outstanding. These issuances were made to support operating needs, compensate service providers, and secure funding.

During the year ended December 31, 2025, the Company issued 8,750,000 common shares for service, 400,000 shares for financing fees due to non-payment of loans by the maturity date, 250,000 common shares were sold in a private placement for $0.20 per share yielding $50,000 in proceeds to the Company, 610,000 common shares issued for cash and 350,000 common shares issued for the purchase of software.

During the period, the Company issued:

•	8,750,000 shares for services, valued at $2,350,250
•	350,000 shares for software, valued at $36,750
•	610,000 shares for cash, valued at $155,000
•	400,000 shares issued for financing fees, valued at $264,696
•	250,000 shares issued for cash, generating $50,000 in proceeds

As a result of these issuances and other equity activity, the number of common shares outstanding increased to 52,789,000 shares as of December 31, 2025, compared to 16,329,000 shares at December 31, 2024.

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

During the year ended December 31, 2025, the 21,100 shares of Preferred A outstanding were converted into 21,100,000 shares of common stock. Additionally, 500,000 shares of common stock were converted into Preferred A stock. As a result, as of December 31, 2025, there were 500 shares of Preferred A stock outstanding.

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

Issuance of Preferred B Stock

On July 13, 2024, the Board of Directors approved the designation of a second series of preferred stock, the Series B Convertible Preferred Stock (the “Series B Preferred”). During the year ended December 31, 2024, the Company issued 4,000 shares of Series B Preferred for cash consideration of $200,000 and 1,500 shares of Series B Preferred for consulting services valued at $750,000. During the year ended December 31, 2025, the 5,500 shares of Preferred B outstanding were converted into 5,500,000 shares of common stock

During the year ended December 31, 2025, the Company issued an additional 11,917 shares of Series B Preferred Stock for cash, services, and strategic business purposes.

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

NOTE 7 – NOTES PAYABLE

As of December 31, 2025 and December 31, 2024, the balance of notes payable was $315,000 and $231,164, respectively.

On December 18, 2024, the Company borrowed $50,000 under promissory notes that provided for interest at 10% per annum, with monthly interest-only payments for six months and a maturity date six months from the loan date. The loan remained outstanding as of December 31, 2025.

On April 30, 2024, the Company borrowed $50,000 under promissory notes that provided for interest at 10% per annum, with monthly interest-only payments for six months and a maturity date six months from the loan date. In connection with these financings, the Company agreed to issue the lenders 100 shares and 50 shares, respectively, of Series A Convertible Preferred Stock, which were issued during the year ended December 31, 2025.

Due to Company’s failure to repay the promissory notes upon maturity, the interest rate increased to 20%, and an additional 50,000 shares were issued as a penalty. These penalty shares were also issued during the year ended December 31, 2025. The loan remained outstanding as of December 31, 2025.

On November 6, 2025, the Company entered into a promissory note agreement with in the principal amount of $115,000 bearing interest at 12% per annum and maturing on November 6, 2026. The note does not require periodic payments and is convertible into common stock after 180 days at 70% of the lowest traded price during the prior 10 trading days, subject to certain terms and conditions. As of December 31, 2025, the unpaid principal balance on the note was $115,000.

On December 16, 2025, the Company entered into a promissory note agreement in the principal amount of $100,000 bearing interest at 15% per annum and maturing six months from issuance. The note is convertible into common stock at the lender’s option at a conversion price equal to 80% of the market price, as defined in the agreement. The note does not require periodic payments prior to maturity. As of December 31, 2025, the unpaid principal balance on the note was $100,000.

On October 2, 2025, the Company entered into a conversion agreement pursuant to which a $100,000 loan and accrued interest of $5,000 were converted into 2,917 shares of Series B Convertible Preferred Stock.

NOTE 8 – LEASES

During 2024, the Company entered into a non-cancellable four year lease for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $82,897 using a term of 47 months and a discount rate of 12.00%.

The weighted average remaining lease term is 27 month and the weighted average discount rate is 12%. Operating lease expense for the year ended December 31, 2025 was approximately $26,686. Total lease payments under our non-cancellable leases were as follows:

Year 2026	$26,734
Year 2027	27,496
Year 2028	7,050
Total	61,279
Imputed interest	9,571
Lease liability	$51,708

NOTE 9 – INCOME TAXES

Reconciliation of the statutory federal income tax rate to the effective tax rate reported in the financial statements:

	2025		2024
U.S. federal statutory rate	$(615,571)	21.0%	$(3,893,725)	21.0%
Effects of:
State and local taxes, net of federal benefit	–	–%	–	–%
Prior year true-ups	–	–%	–	–%
Other	–	–%	–	–%
Change in valuation allowance	–	–%	–	–%
Change in entity status	–	–%	–	–%
Change in tax rates	–	–%	–	–%
Effective rate	$–	–%	$–	–%

NOTE 10 – SOFTWARE DEVELOPMENT COSTS

The Company accounts for software development costs in accordance with applicable accounting guidance for internally developed software. Costs incurred in the preliminary project stage and post-implementation stages are expensed as incurred. Management evaluates software development expenditures to determine whether capitalization criteria have been met.

During the year ended December 31, 2025, the Company incurred costs related to the development and enhancement of its software platform and technology infrastructure. Management determined that the expenditures did not meet the criteria for capitalization, or alternatively elected to expense such costs as incurred due to the nature and stage of development activities. Accordingly, all software development costs incurred during the period were recorded as operating expenses in the accompanying statements of operations.

Had such costs been capitalized, the Company’s total assets and net loss may have differed from the amounts reported in the accompanying financial statements. Management believes that expensing these costs results in a conservative presentation of the Company’s financial position and results of operations.

NOTE 11 – REVENUE RECOGNITION - SAGTEC TRANSACTION

During the year ended December 31, 2025, the Company entered into a transaction with Sagtec Global Limited (“Sagtec”) related to the Company’s technology platform and related services. As of December 31, 2025, certain aspects of the transaction, including final implementation, delivery obligations, acceptance provisions, supporting documentation, and/or other contractual performance conditions, remained subject to ongoing review and evaluation.

Management evaluated the transaction in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, including assessment of the identification of performance obligations, transfer of control, collectability considerations, and timing of revenue recognition.

Based on management’s assessment of the facts and circumstances existing as of December 31, 2025, the Company recognized revenue to the extent management determined that the applicable revenue recognition criteria had been satisfied. Amounts associated with undelivered elements, unresolved contingencies, customer acceptance provisions, or other pending matters, if any, were deferred pending resolution of such matters.

The Company continues to evaluate the transaction and related accounting treatment in conjunction with its auditors. Accordingly, additional information, revisions to estimates, or subsequent developments related to the Sagtec transaction could result in adjustments to the timing or amount of revenue recognized in future periods. Management does not currently believe that any such potential adjustments would materially impact the Company’s previously issued financial statements; however, no assurance can be provided that additional adjustments will not be required.

NOTE 12 – INVESTMENT IN EQUITY INSTRUMENTS

During the year ended December 31, 2025, the Company entered into investment-related transactions primarily in connection with its strategic licensing and development arrangements. These investments primarily consist of equity securities received as compensation under contractual agreements. Specifically, in connection with a multi-year licensing and development agreement (the “Sagtec transaction”), the Company received consideration that included:

•	Equity securities of a publicly traded entity, and
•	Rights to future revenue participation tied to commercialization activities.
•	The equity consideration received was recorded as an investment at its fair value on the date of receipt, in accordance with U.S. GAAP.

The investments are primarily classified as equity securities and are accounted for under ASC 321, Investments – Equity Securities. Investments with readily determinable fair values are measured at fair value, with changes recognized in earnings.

As of December 31, 2025, the Company reported total investments of $10,460,540, representing a significant increase from the prior year, driven primarily by the recognition of equity received under the Sagtec transaction.

During the year ended December 31, 2025, the Company recognized investment income of $65,540, which is included in other income (expense) in the statement of operations.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2025, the Company issued an aggregate of approximately 7,856,926 shares of common stock. The issuances consisted primarily of shares issued in connection with conversions of outstanding preferred stock and convertible debt securities, financing transactions, and issuances for consulting, investor relations, and other corporate services.

A portion of the shares issued were pursuant to the conversion of outstanding Series A and Series B Preferred Stock into common stock in accordance with the terms of the respective securities. Additional shares were issued in connection with debt conversion agreements and pursuant to Rule 144 transactions.

The Company also issued shares to consultants, investor relations firms, and service providers for services rendered to the Company. The fair value of such shares was determined based on the market price of the Company’s common stock on the date of issuance and was recorded as compensation or professional services expense, as applicable.

Management believes all issuances of securities were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2), Rule 506 of Regulation D, Rule 144, and/or Section 3(a)(9), where applicable.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of May 28, 2025:

Name	Age	Position
Edward Honour	68	CEO, CFO and Chairman
Jeffrey Lozinski	63	Former COO, Officer and Director (resigned October 15, 2025)
Joseph Lehmann	48	Chief Technical Officer and Director
Robert Jackson	68	Director
Erik S. Nelson	58	Director

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

Jeffrey Lozinski. Mr. Lozinski served as the Company’s Founder, Chief Operating Officer, and a member of the Board of Directors until his resignation effective October 15, 2025. Since 2018, Mr. Lozinski has served as Chief Operating Officer and President of Sales and Marketing of Tritanium Labs USA, formerly known as TxtSchedules Inc., a company he co-founded. Tritanium Labs is a software development company specializing in staffing and management solutions for in-store brand marketing at grocery stores and other retail locations. Mr. Lozinski resigned from the Company in October 2025 after accepting a position in sales and marketing with another organization and due to potential conflicts of interest arising from Kinetic Seas being a prospective client of that organization, as well as his relocation outside the State of Illinois.

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

Erik S. Nelson. Erik S. Nelson, was appointed as CEO, President, and a Member of the Board of Directors on June 18, 2021. On December 14, 2023, Mr. Nelson resigned as CEO and President, but remains a director. Mr. Nelson has been the President of Mountain Share Transfer, LLC, an SEC registered stock transfer agent since September 2012. As President of Mountain Share Transfer, Mr. Nelson has gained valuable experience in operational management for public and private companies, and corporate governance for over 50 public company clients. Mr. Nelson is also the President of Coral Capital Advisors, LLC. an advisory services firm founded in 1995 that provides services to privately held and publicly traded companies. During the last five years, Mr. Nelson has served as a director of the following companies that have a class of securities registered with the Securities and Exchange Commission pursuant to Section 12 of the Securities Exchange Act of 1934:

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

ITEM 11. EXECUTIVE COMPENSATION

The following identifies the elements of compensation for fiscal years 2025, 2024 and 2023 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2023, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2024 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2025.

Based on our compensation for the fiscal year ended December 31, 2025, Edward Honour and Jeff Lozinski constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

NAME AND PRINCIPAL		SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS	NONQUALIFIED DEFERRED COMPENSATION	ALL OTHER COMP
POSITION	YEAR	($)	($)	($)	($)	($)	($)	TOTAL

Erik S. Nelson,	2024	$0	$0	$0	$0	$0	$0	$0
President, Chief Financial Officer & Director (1)	2023	$0	$0	$0	$0	$0	$0	$0

Edward Honour LLC	2025	$0	$0	$0	$0	$0	$166,513	$166,513
Edward Honour	2024	$135,504	$0	$0	$0	$0	$32,312	$167,816
Chief Executive Officer, Director (2)	2023	$0	$0	$0	$0	$0	$0	$0

Jeffrey Lozinski Lozco Enterprises	2025	$0	$0	$0	$0	$0	$127,832	$127,832
Jeffrey Lozinski	2024	$159,577	$0	$0	$0	$0	$55,045	$214,622
Chief Operating Officer, Director (3)	2023	$0	$0	$0	$0	$0	$0	$0

______________________________________

(1)	Mr. Erik S. Nelson, our sole officer and director, was appointed Chief Executive Officer, President, Chief Financial Officer and member of the Board of Directors on June 18, 2021. On December 14, 2023, Mr. Nelson resigned as Chief Executive Officer, President and Chief Financial Officer.
(2)	Edward Honour has served as Chief Executive Officer from December 14, 2023 to the present.
(3)	Jeffrey Lozinski has served as Chief Operating Officer from December 14, 2023 to October 15, 2025

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Board of Directors has not adopted any formal policy or practice regarding the timing of stock option grants or similar equity awards in relation to the disclosure of material nonpublic information (“MNPI”). Equity awards, if granted, are approved by the Board of Directors or the Compensation Committee, as applicable, based on factors including the recipient’s role, responsibilities, performance, and retention considerations.

The Company does not grant equity awards in anticipation of the release of material nonpublic information and does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. In addition, the Board of Directors does not take material nonpublic information into account when determining the timing or terms of equity awards.

During the fiscal year ended December 31, 2025, the Company did not grant stock options or stock appreciation rights (“SARs”) to any named executive officer during the period beginning four business days before and ending one business day after the filing or furnishing of a periodic report on Form 10-K, Form 10-Q, or a Current Report on Form 8-K that disclosed material nonpublic information.

Because no such awards were granted during fiscal 2025, no tabular disclosure is required pursuant to Item 402(x) of Regulation S-K.

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

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of December 31, 2025.

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

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended December 31, 2025.

Name	Fee Earned or Paid in Cash ($) (1)	Restricted Stock Awards ($)(2)	All Other Compensation ($)	Total $
Joseph Lehmann	$–	$–	$–	$–
Robert Jackson	$–	$–	$–	$–

There were no options outstanding to directors as of December 31, 2025.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 26, 2026, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities and Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 31, 2025 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name (1)	Shares Beneficially Owned	Percent of Common Stock (2)
Directors and Named Executive Officers
Jeffrey Lozinski (3)	11,150,000	18.8%
Robert Jackson	6,000,000	9.8%
Ed Honour	1,950,000	3.2%
Erik S. Nelson (4)	2,000,000	3.3%
Joseph Lehman	1,000,000	1.6%
Officers and Directors as a Group	22,100,000	36.7%

(1)	Unless otherwise indicated, the address of each person is c/o Kinetic Seas Incorporated, 2030 Powers Ferry Road SE, Suite 212, Atlanta, GA 30339.
(2)	Based on 60,745,926 shares of common stock issued and outstanding as of May 21, 2026.
(3)	Includes 10,000,000 shares of common stock owned directly and 1,150,000 shares of common stock owned by his spouse.
(4)	Includes the shares beneficially owned by Coral Investment Partners, LP (see Note 4), as to which Mr. Nelson, in his capacity as owner of the general partner, has sole voting and investment power. Mr. Nelson disclaims beneficial ownership of shares held by Coral beyond his 40% ownership interest therein. Also includes warrants to purchase common stock exercisable in the next 60 days

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2025 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	–

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company has entered into a loan transaction with Coral Investment Partners, LP (“Coral”). Coral is controlled by Erik Nelson, who until December 14, 2023 was the Company’s sole officer and director. After December 14, 2023, Mr. Nelson serve as its corporate secretary, and as a director. A description of the Coral loan is incorporated by reference from Note 5 – Related Party Transactions, in the Company’s financial statements included in its Form 10-K for the fiscal year ended December 31, 2022 and Item 1.01 herein.

The Company currently subleases office space at 1501 E. Woodfield Road, Suite 114E, Schaumburg, Illinois, from an affiliate of Ed Honour, the Company’s chief executive officer, the affiliate’s cost with no markup. The affiliate is in the process of transferring the lease to the Company so that the Company would become the direct lessee from the landlord.

Director Independence

Our current board consists of Edward Honour, Joseph Lehmann, Robert Jackson and Erik S. Nelson. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director has not, at any time in the past three years, (a) been employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) been, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) been, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) been, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have one independent director: Robert Jackson.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services provided by the Company’s auditors for the year December 31, 2025 and the period from 2024, respectively:

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	December 31,	December 31,
	2025	2024
Audit fees (1)	$37,000	$0
Total fees paid or accrued to our principal accountant	$37,000	$0

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date	Number	Herewith

2.1	Statement of Merger of Oncology Med Inc. filed January 5, 2015	Form 10	September 19, 2022	000-56478
3.1	Articles of Incorporation – Onco Merger Sub Inc. filed January 3, 2015	Form 10	September 19, 2022	000-56478
3.2	Amendment to Articles of Incorporation of ONCO Merger Sub, Inc. filed January 18, 2015	Form 10	September 19, 2022	000-56478
3.3	Amendment to Articles of Incorporation of Oncology Med Inc. filed September 16, 2016	Form 10-K	April 10, 2024	000-56478
3.4	Amendment to Articles of Incorporation filed January 20, 2017	Form 10	September 19, 2022	000-56478
3.5	Amended and Restated Articles of Incorporation dated September 12, 2022	Form 10	September 19, 2022	000-56478
3.6	Articles of Amendment to Articles of Incorporation filed February 24, 2023	Form 10-K	April 10, 2024	000-56478
3.7	Articles of Amendment to Articles of Incorporation filed May 9, 2023	Form 10-K	April 10, 2024	000-56478
3.8	Articles of Amendment to Articles of Incorporation filed May 9, 2023	Form 10-K	April 10, 2024	000-56478
3.9	Articles of Amendment to Articles of Incorporation filed January 19, 2024	Form 8-K	March 6, 2024	000-56478
3.10	By-laws of Bellatora, Inc.	Form 10	September 19, 2022	000-56478
4.1	Form of Class A Warrant Certificate	Form 10-K	April 10, 2024	000-56478
4.2	Form of Class B Warrant Certificate	Form 10-K	April 10, 2024	000-56478
10.1	Promissory Note Agreement Between Coral Investment Partners, LP and Bellatora, Inc. dated June 18, 2021	Form 10	September 19, 2022	000-56478
10.2	Promissory Note – Addendum 1, Debt Agreement Modification between Coral Investment Partners, LP and Bellatora, Inc. dated December 14, 2023	Form 8-K	March 6, 2024	000-56478
14	Code of Ethics	Form 10-K	April 10, 2024	000-56478
23.1	Auditor Consent				X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				X
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				X

101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kinetic Seas Incorporated

Dated: May 29, 2026	By:	/s/ Edward Honour
Edward Honour Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Edward Honour	Chairman, Director and Chief Executive Officer	May 29, 2026
Edward Honour

/s/ Erik S. Nelson	Director	May 29, 2026
Erik S. Nelson

/s/ Joseph Lehmann	Director and Chief Technical Officer	May 29, 2026
Joseph Lehmann

/s/ Robert Jackson	Director	May 29, 2026
Robert Jackson

