Form 10-Q
period 2026-03-31
Kinetic Seas Inc.
filed 2026-06-26
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Registrant’s telephone number, including area code (847) 754-4600

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

The number of shares outstanding of the registrant’s common stock as of June 23, 2026,was 60,745,926 shares.

KINETIC SEAS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the Three Months Ended March 31, 2026

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

3

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current Assets
Cash	$205,667	$7,767
Prepaid Expenses	–	43,750
Investment as Collateral	572,000	–
Total current assets	777,667	51,517
Right of use assets	45,364	50,543
Property and equipment, net	36,785	46,243
Investments	7,847,736	10,460,540
Total assets	$8,707,552	$10,608,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$88,325	$201,028
Accrued liabilities	(10)	540
Deferred Revenue Current	2,079,000	2,079,000
Accrued interest	12,623	30,821
Lease liabilities -short term	20,930	20,930
Notes payable	602,564	315,000
Notes payable related parties	–	239,957
Total current liabilities	2,803,432	2,887,275

Deferred Revenue-noncurrent	7,449,750	7,969,500
Non-Current Liabilities	71,900	71,900
Lease liabilities long term	25,611	30,778
Total Non-current Liabilities	7,547,261	8,072,178
Total liabilities	10,350,693	10,959,453

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 500 and 500 shares issued and outstanding, respectively, as of March 31, 2026 and December 31, 2025	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, 4,917 and 11,917 shares issued and outstanding, respectively, as of March 31, 2026 and December 31, 2025	4	4
Common stock, $0.00001 par value, 200,000,000 shares authorized and 57,145,926 and 52,789,000 shares issued and outstanding, respectively as of March 31, 2026 and December 31, 2025	571	527
Additional paid-in-capital	5,982,039	5,899,007
Accumulated deficit	(7,625,755)	(6,250,147)
Total stockholders' deficit	(1,643,141)	(350,609)
Total liabilities and stockholders' deficit	$8,707,552	$10,608,843

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2026	2025

Consulting Revenue	$25,895	$67,871
Product Sales	519,750	–
Cost of sales consulting labor	–	57,162
Gross margin	545,645	10,708

Operating expenses
Selling, general and administrative expenses	210,813	82,490
Professional fees	133,027	5,422
Payroll and benefits	19,405	116,440
Total operating expenses	363,246	204,352
Gain/Loss from operations	182,399	(193,644)
Other Income (expense):
Investment Income	98,296	–
Interest expense	(53,702)	(30,247)
Gain/Loss on Debt Extinguishment	(1,602,602)	–
Total other income and expense	(1,558,007)	(30,247)
Net (loss)	$(1,375,608)	$(223,891)

Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted average number of shares outstanding:
Basic and diluted	54,677,089	30,441,500

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

AS OF MARCH 31, 2025 and MARCH 31, 2026

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Conversion of Preferred A to common stock	(21,100)	–	–	–	21,100,000	211	(211)	–	–

Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–

Conversion of common shares to Preferred A	500	–	–	–	(500,000)	(5)	5	–	–

Shares issued for services	–	–	–	–	2,125,000	21	1,062,479	–	1,062,500

Net loss	–	–	–	–	–	–	–	(223,891)	(223,891)

Balance, March 31, 2025	500	$–	–	$–	44,554,000	$445	$4,054,894	$(5,238,811)	$(1,183,472)

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(continued)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Conversion of Preferred A to common stock	(21,100)	–	–	–	21,100,000	211	(211)	–	–

Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–

Conversion of common shares to Preferred A	500	–	–	–	(500,000)	(5)	5	–	–

Shares issued for services	–	–	–	–	8,750,000	88	2,350,163	–	2,350,251

Shares issued for financing fees	–	–	9,917	4	400,000	4	264,692	–	264,696

Common stock issued in private placement	–	–	–	–	250,000	3	49,998	–	50,000

Shares issued for cash	–	–	2,000	–	610,000	6	204,994	–	205,000

Shares issued for software	–	–	–	–	350,000	4	36,746	–	36,750

Net Loss	–	–	–	–	–	–	–	(1,235,227)	(1,235,227)

Balance, December 31, 2025	500	$–	11,917	$4	52,789,000	$527	$5,899,007	$(6,250,147)	$(350,609)

Conversion of Preferred B to common stock	–	–	(7,000)	–	2,600,000	26	–	–	26

Shares issued for services	–	–	–	–	1,100,000	11	32,989	–	33,000

Shares issued for software (issued in prior qtr)	–	–	–	–	350,000	4	36,746	–	36,750

Shares issued for financing fees	–	–	–	–	556,926	6	35,794	–	35,800

Common stock issued for services (error correction)	–	–	–	–	(250,000)	(3)	(22,498)	–	(22,500)

Net Loss	–	–	–	–	–	–	–	(1,375,608)	(1,375,608)

Balance, March 31, 2026	500	$–	4,917	$4	57,145,926	$571	$5,982,039	$(7,625,755)	$(1,643,141)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2026	2025
Cash flows used in operating activities
Net (loss) from operations	$(1,375,608)	$(223,891)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	47,278	–
Gain on the extinguishment of debt	1,602,602	–
Depreciation	9,458	9,459
Investment Income	(98,296)	–
Amortization of ROU	5,179	–
Changes in assets and liabilities
Accounts receivable	–	(5,131)
Lease liability-net	(5,167)	203
Deferred charge	–	10,852
Prepaid Expense	43,750	–
Accounts payable	27,225	52,786
Accrued liabilities	(550)	(101)
Accrued interest	9,815	12,884
Deferred Revenue	(519,750)	–
Cash overdraft	–	483
Accrued officer compensation	–	52,035
Net cash (used in) operating activities	(254,064)	(90,423)

Cash flows (used in) investing activities
Purchases of property and equipment	–	–
Net cash (used in) investing activities	–	–

Cash flows provided by financing activities
Repayment from related party notes	–	21,502
Repayment of notes payable	–	(1,776)
Proceeds from notes payable	451,964	65,750
Net cash provided by financing activities	451,964	85,476

Net increase (decrease) in cash	197,900	(4,947)
Cash, beginning of period	7,767	4,947
Cash, end of period	$205,667	$–

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

During the three months ended March 31, 2026, the Company generated consulting revenue of $25,895 and product sales revenue of $519,750, resulting in total revenue of $545,645, compared to consulting revenue of $67,871 during the three months ended March 31, 2025. Cost of consulting labor was $0 for the three months ended March 31, 2026, compared to $57,162 for the three months ended March 31, 2025. As a result, gross margin was $545,645 for the three months ended March 31, 2026, compared to $10,708 for the comparable prior-year period.

The Company did not record any direct software development costs in cost of sales during the three months ended March 31, 2026. Software development expenditures are included within Selling, General and Administrative expenses because the underlying software, code base, technology components, and intellectual property are developed for use across multiple current and prospective customer engagements and future commercial opportunities. Management believes these costs cannot be reasonably allocated to any specific product sale, customer contract, or revenue stream, as the developed technologies may be utilized in numerous current and future projects, some of which may ultimately result in customer product sales while others may not. Accordingly, all software development costs are classified as general and administrative expenses rather than direct costs of revenue.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $205,667 and $7,767, respectively.

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

Recent Accounting Pronouncements

There have been no new or material changes to the significant accounting policies discussed in the Company’s audited financial statements in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on May 29, 2026, that are of significance, or potential significance, to the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements.

The Company has incurred significant operating losses since inception. As of March 31, 2026, the Company had an accumulated deficit of approximately $7.63 million and a working capital deficit of approximately $2.03 million. In addition, the Company reported a net loss of $1,375,608 for the three months ended March 31, 2026.

The Company does not currently expect that cash generated from operations will be sufficient to fund its anticipated operating requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that these financial statements are issued.

Management's plans to alleviate this substantial doubt include continued efforts to raise capital through private placements of equity securities, debt financing arrangements, strategic partnerships, and other financing alternatives. The Company has historically been successful in obtaining funding from investors and lenders and continues to evaluate additional sources of capital to support operations, product development, commercialization efforts, and working capital requirements. However, there can be no assurance that such financing will be available on acceptable terms, if at all.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – ACCRUED LIABILITIES

As of March 31, 2026 and December 31, 2025, the Company had accrued liabilities of $(10) and $540, respectively.

The decrease in accrued liabilities during the three months ended March 31, 2026 reflects the settlement, adjustment, and reclassification of accrued obligations recorded in prior periods. As of March 31, 2026, substantially all accrued liabilities had been satisfied, resulting in an immaterial net debit balance.

The Company also maintains a liability related to certain historical cash receipts associated with cigar sales recorded during the year ended December 31, 2021. Because the Company was unable to substantiate revenue recognition for these receipts in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, the amounts were recorded as a liability rather than recognized as revenue. This liability will remain on the Company's balance sheet until management determines that the obligation has been resolved or the applicable statute of limitations has expired.

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

During the three months ended March 31, 2026, the Company entered into additional financing arrangements that increased outstanding notes payable by approximately $451,964. In addition, the Company settled certain outstanding debt obligations through the transfer of investment securities and the issuance of common stock, resulting in a reduction of both principal and accrued interest balances. As a result of these transactions, notes payable from related party decreased from $315,000 at December 31, 2025 to Nil at March 31, 2026 and accrued interest from related party decreased from $22,753 at December 31, 2025 to Nil at March 31, 2026. As of December 31, 2025, the Company had notes payable of $315,000 and accrued interest of $22,853 from related party.

Interest expense of $53,702 was recognized during the three months ended March 31, 2026 in accordance with the terms of the Company's financing agreements. The Company continues to rely on a combination of debt financing, equity issuances, and strategic financing arrangements to support its operations and growth initiatives.

On September 20, 2024, Lisa Lozinski, the spouse of a Company director, loaned the Company $50,000 pursuant to a promissory note bearing interest at 18% per annum. The note required monthly interest payments and included certain equity-related provisions. During the three months ended March 31, 2026, the Company continued to make required interest payments under the agreement. As of March 31, 2026, no amounts were classified as notes payable to related parties on the Company's balance sheet.

During the three months ended March 31, 2026, Jeffrey Lozinski, an officer of the Company, continued to provide operational support to the Company. As of March 31, 2026, the Company had no balance recorded as notes payable to related parties.

As of March 31, 2026 and December 31, 2025, the Company had 500 shares of Series A Convertible Preferred Stock issued and outstanding.

As of March 31, 2026 and December 31, 2025, the Company had 4,917 and 11,917 shares of Series B Preferred Stock issued and outstanding, respectively. The decrease in Series B Preferred Stock during the three months ended March 31, 2026 resulted from the conversion of 7,000 shares of Series B Preferred Stock into 2,600,000 shares of the Company's common stock in accordance with the terms of the Series B Preferred Stock.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 10,000,000 shares of preferred stock, par value $0.00001 per share.

As of March 31, 2026, the Company had 57,145,926 shares of common stock issued and outstanding, compared to 52,789,000 shares outstanding as of December 31, 2025.

During the three months ended March 31, 2026, the Company issued an aggregate of 4,356,926 shares of common stock. The issuances were primarily related to capital raising activities, debt conversions, financing fees, and other corporate purposes. All shares were issued pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2025, holders of Series A and Series B Preferred Stock converted all outstanding preferred shares into an aggregate of 26,600,000 shares of the Company's common stock. In addition, one shareholder exchanged 500,000 shares of common stock for 500 shares of Series A Preferred Stock. During the same period, the Company issued 2,125,000 shares of common stock to two investor relations firms for services rendered.

As of March 31, 2026, the Company had 500 shares of Series A Preferred Stock outstanding and 4,917 shares of Series B Preferred Stock outstanding. As of March 31, 2026, the Company had 57,145,926 shares of common stock issued and outstanding, compared to 52,789,000 shares outstanding as of December 31, 2025.

During the three months ended March 31, 2026, the Company issued shares of common stock in connection with the conversion of Series B Preferred Stock, the settlement of interest obligations, compensation for services, financing fees, and other corporate financing activities. The Company also issued common stock in connection with previously approved financing and capital formation transactions.

The decrease in Series B Preferred Stock during the quarter resulted from the conversion of 7,000 shares of Series B Preferred Stock into 2,600,000 shares of common stock in accordance with the terms of the Company's Certificate of Designation. These transactions, together with other equity issuances completed during the period, increased the Company's issued and outstanding common shares to 57,145,926 as of March 31, 2026.

Conversions completed in prior periods remain reflected in the Company's capital structure and stockholders' equity accounts as of March 31, 2026.

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

During the three months ended March 31, 2025, the 21,100 shares of Series A Preferred Stock then outstanding were converted into 21,100,000 shares of the Company's common stock. In addition, 500,000 shares of common stock were exchanged for 500 shares of Series A Preferred Stock. As a result, 500 shares of Series A Preferred Stock were outstanding as of March 31, 2025.

No additional conversions of Series A Preferred Stock occurred during the three months ended March 31, 2026. Accordingly, as of March 31, 2026 and December 31, 2025, the Company had 500 shares of Series A Preferred Stock issued and outstanding.

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

During the three months ended March 31, 2025, the 5,500 shares of Series B Preferred Stock then outstanding were converted into 5,500,000 shares of the Company's common stock. As a result, no shares of Series B Preferred Stock were outstanding as of March 31, 2025.

Subsequent to those conversions, the Company issued additional shares of Series B Preferred Stock. As of March 31, 2026 and December 31, 2025, the Company had 4,917 and 11,917 shares of Series B Preferred Stock issued and outstanding, respectively.

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

NOTE 7 – NOTES PAYABLE

As of March 31, 2026, the Company had notes payable totaling $602,564, bearing interest rates ranging from 8% to 20%, net of a discount of $35,936, along with accrued interest of $12,623. During the three-month period ended March 31, 2026, the Company secured additional financing, increasing its outstanding notes payable by approximately $451,964. The Company also settled certain debt obligations by transferring investment securities and issuing common stock, which reduced both the principal and accrued interest balances. Accrued interest rose from $7,322 at December 31, 2025 to $12,623 as of March 31, 2026.

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

The weighted average remaining lease term is 24 months and the weighted average discount rate is 12%. Operating lease expense for the three months ended March 31, 2026 was approximately $6,680.

Total lease payments under our non-cancellable leases as of March 31, 2026 were as follows:

Year 2026 Rem	$20,066
Year 2027	27,496
Year 2028	7,050
Total	54,612
Imputed interest	8,071
Lease liability	$46,541

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has performed an evaluation of subsequent events from March 31, 2026 through June 24, 2026, the date the financial statements were issued. Based on the evaluation, the Company did not identify and subsequent events that would have required adjustment or disclosure in the financial statements.

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

The Company's artificial intelligence business is focused on AI-enabled software consulting, custom software development, AI implementation services, and the development of proprietary AI-powered solutions. Rather than concentrating on infrastructure and educational services, the Company currently focuses on helping businesses identify, plan, and implement software and artificial intelligence initiatives that improve operational efficiency and create new business opportunities.

The Company secures clients through its proprietary Skilliks™ platform, which is designed to evaluate a client's software development and technology requirements and create comprehensive development strategies. Skilliks™ utilizes artificial intelligence to identify opportunities for automation, workflow optimization, software modernization, and the incorporation of AI-powered features that can enhance business operations and customer engagement.

The Company's consulting and development services assist organizations in designing, developing, and deploying custom software applications and AI-enabled solutions. Through these engagements, the Company helps clients integrate emerging AI technologies into existing business processes while developing long-term technology roadmaps aligned with each client's strategic objectives.

In addition to its consulting activities, the Company is developing comprehensive AI-powered voice-agent solutions for the hospitality industry. These solutions are intended to automate customer interactions, streamline operations, and improve customer experiences for hospitality and food service businesses.

The Company is also pursuing software development and artificial intelligence opportunities through its strategic relationship with Sagtec Global Limited. Pursuant to this relationship, the Company is collaborating on the development of software and AI solutions for deployment throughout Southeast Asia. Sagtec currently serves more than 13,000 food and beverage locations through its point-of-sale technology platform and has secured a five-year license to develop software and AI projects within the region. The Company believes this relationship provides a significant opportunity to expand the adoption of its AI-enabled solutions across a large and established customer base.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025.

Revenues

During the three months ended March 31, 2026 and 2025, the Company generated consulting revenue of $25,895 and $67,871, respectively. In addition, during the three months ended March 31, 2026, the Company recognized product sales revenue of $519,750 related to the satisfaction of performance obligations associated with previously deferred customer contracts. Total revenue for the three months ended March 31, 2026 and 2025 was $545,645 and $67,871, respectively.

During the three months ended March 31, 2026 and 2025, the cost of consulting labor incurred to generate consulting revenue was $0 and $57,162, respectively. The Company did not record any direct costs of product sales during the three months ended March 31, 2026. Software development expenditures are included within Selling, General and Administrative expenses because the underlying software, artificial intelligence models, code base, and technology infrastructure are developed for use across multiple current and prospective customer engagements and future commercialization opportunities. Management does not allocate these costs to specific customer contracts or product sales because the technologies developed are utilized across numerous current and future projects and may support multiple revenue-generating activities. As a result, gross profit for the three months ended March 31, 2026 was $545,645, compared to $10,709 for the three months ended March 31, 2025.

Operating Expenses

During the three months ended March 31, 2026, the Company incurred operating expenses of $363,246, compared to $204,352 during the three months ended March 31, 2025. The increase in operating expenses was primarily attributable to higher professional fees, consulting expenses, public company compliance costs, commissions, investor relations activities, and other administrative expenses associated with the Company's growth initiatives, financing activities, and expansion of operations.

Selling, general and administrative expenses increased to $210,813 during the three months ended March 31, 2026, compared to $82,490 during the comparable prior-year period. Professional fees increased to $133,027 from $5,422, reflecting increased legal, accounting, consulting, transfer agent, SEC reporting, and other public company compliance costs. Payroll and benefits were $19,405 for the three months ended March 31, 2026, compared to $116,440 for the three months ended March 31, 2025.

The Company includes all software development expenditures within Selling, General and Administrative expenses. Management believes these costs are not directly attributable to any specific customer contract, product sale, or revenue stream because the Company's software platforms, artificial intelligence models, code libraries, applications, and related technology infrastructure are developed for use across multiple current and prospective customer engagements and future commercialization opportunities. Accordingly, no software development costs are classified as direct costs of revenue.

The Company expects operating expenses, including selling, general and administrative expenses, software development expenditures, professional fees, payroll and benefits, investor relations costs, public company compliance expenses, and other administrative expenses, to remain significant as the Company continues to expand its operations, pursue strategic growth opportunities, develop proprietary technology, and satisfy its reporting obligations as a public company. The Company may also incur additional expenses related to financing activities, business development initiatives, strategic partnerships, and the hiring of additional personnel as operations expand.

Other (Expense)

During the three months ended March 31, 2026, the Company recorded total other expense of $1,558,007, compared to $30,247 during the three months ended March 31, 2025. Other income (expense) during the 2026 period consisted primarily of a loss on debt extinguishment of $1,602,602, partially offset by investment income of $98,296, and interest expense of $53,702.

The increase in other expense during the three months ended March 31, 2026 was primarily attributable to transactions involving the settlement and restructuring of outstanding indebtedness, which resulted in a significant non-cash loss on debt extinguishment. These charges were partially offset by investment income earned during the period. The Company also continued to incur interest expense on its outstanding borrowings.

Management believes that a substantial portion of the increase in other expense for the three months ended March 31, 2026 was attributable to non-cash debt extinguishment and financing-related transactions that are not representative of the Company's recurring operating activities.

Net (Loss)

As a result of the foregoing, during the three months ended March 31, 2026, the Company incurred a net loss of $(1,375,608), or $(0.03) per basic and diluted share, compared to a net loss of $(223,891), or $(0.01) per basic and diluted share during the three months ended March 31, 2025.

The increase in net loss during the three months ended March 31, 2026 was primarily attributable to a non-cash loss on debt extinguishment of $1,602,602, increased operating expenses associated with the Company's growth initiatives, public company compliance activities, professional fees, and administrative expenses. These increases were partially offset by higher revenues recognized during the period, including product sales revenue recognized from the satisfaction of performance obligations associated with previously deferred customer contracts, as well as investment income of $98,296 recognized during the period.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $205,667.

During the three months ended March 31, 2026, the Company incurred a net loss of $(1,375,608).

Cash flows used in operating activities were $(254,064) for the three months ended March 31, 2026. Cash used in operating activities was primarily attributable to expenditures associated with operating activities, software development, professional fees, public company compliance costs, financing-related expenses, and changes in working capital accounts. Although the Company recognized revenue of $545,645 during the period, including $519,750 recognized from the satisfaction of performance obligations associated with previously deferred customer contracts, operating cash flows were impacted by ongoing business operations, technology development, and corporate infrastructure costs. Operating cash flows were partially offset by non-cash items, including a $1,602,602 loss on debt extinguishment, depreciation, amortization of right-of-use assets, stock-based compensation, and other non-cash adjustments reflected in the reconciliation of net loss to net cash used in operating activities.

Cash flows used in investing activities were $0 for the three months ended March 31, 2026 and $0 for the three months ended March 31, 2025.

Cash flows provided by financing activities were primarily attributable to proceeds received from financing arrangements and equity issuances during the three months ended March 31, 2026. During the period, the Company obtained additional funding through debt financing and capital raising transactions to support operations, working capital requirements, software development activities, commercialization efforts, and corporate growth initiatives.

Management intends to fund its working capital requirements through a combination of existing cash resources, revenues generated from operations, strategic commercial relationships, and future issuances of debt and equity securities. The Company's working capital requirements are expected to increase as it continues to expand its artificial intelligence, software development, cloud infrastructure, and commercialization activities.

Based on its current operating plan, the Company does not have sufficient internally generated cash flow to fund operations over the next twelve months. The Company requires additional capital to execute its business strategy and support future growth initiatives. There can be no assurance that the Company will be successful in obtaining additional financing on acceptable terms, or at all. If additional financing is not available when required, the Company may be forced to delay, reduce, or eliminate certain operating, development, commercialization, or strategic initiatives.

Additional issuances of equity securities or securities convertible into equity may result in substantial dilution to existing stockholders. Such securities may also contain rights, preferences, or privileges senior to those of the Company's common stock. Furthermore, debt financing may impose restrictive covenants and other obligations on the Company. If adequate capital is not available on acceptable terms, the Company's ability to pursue new business opportunities, develop products, expand operations, and achieve its strategic objectives could be materially adversely affected.

The Company expects to continue incurring operating losses in the near term as it invests in software development, artificial intelligence technologies, commercialization efforts, growth initiatives, and public company compliance activities. Because the Company's software platforms, artificial intelligence models, applications, code libraries, and related technology infrastructure are developed for use across multiple current and prospective customer engagements and future commercial opportunities, software development expenditures are included within Selling, General and Administrative expenses rather than cost of sales. The Company's future success will depend on its ability to generate sustainable revenues, manage growth effectively, secure additional financing when necessary, attract and retain qualified personnel, develop and commercialize its technology solutions, and successfully execute its business strategy. There can be no assurance that the Company will successfully achieve these objectives.

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

Net Loss per Share

Net loss per common share is computed in accordance with ASC Topic 260, "Earnings per Share." Basic net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period, adjusted for the assumed conversion or exercise of potentially dilutive securities when such effect is dilutive.

For the three months ended March 31, 2026 and 2025, diluted net loss per share was equal to basic net loss per share because the Company reported a net loss for each period and the inclusion of potentially dilutive securities would have been anti-dilutive. Accordingly, all potentially dilutive securities were excluded from the computation of diluted net loss per share.

Potentially dilutive securities outstanding as of March 31, 2026 included 500 shares of Series A Convertible Preferred Stock, 4,917 shares of Series B Preferred Stock, and certain debt and financing instruments that may be convertible into or exercisable for shares of the Company's common stock. Because the effect of these securities would have been anti-dilutive, they were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2026 and 2025.

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

Changes in Internal Control over Financial Reporting.

Since our prior fiscal year ended on December 31, 2025, we have concluded that some of our internal control deficiencies have been remediated. Specifically, we previously identified insufficient segregation of duties within the accounting function, and overreliance on outside financial consulting for financial reporting as internal control weaknesses. With the recent addition of experienced officers and other employees, we no longer consider these issues to be internal control weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended March 31, 2026, the Company issued shares of common stock in connection with the conversion of Series B Preferred Stock, the settlement of debt and accrued interest obligations, compensation for consulting and professional services, financing fees, capital raising activities, and other corporate purposes. These issuances were completed pursuant to existing contractual arrangements, financing agreements, and the Company's ongoing efforts to strengthen its capital structure and support future growth initiatives.

As a result of these transactions, the Company's issued and outstanding common stock increased to 57,145,926 shares as of March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

KINETIC SEAS INCORPORATED

Dated: June 26, 2026	By:	/s/ Edward Honour
Edward Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

