Form 10-Q
period 2026-06-30
Kinetic Seas Inc.
filed 2026-08-19
CIK 1945619

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of August 19, 2026, was 61,172,732 shares.

KINETIC SEAS INCORPORATED

QUARTERLY REPORT ON FORM 10-Q

For the Six Months Ended June 30, 2026

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

3

Item 1. Financial Statements.

KINETIC SEAS INCORPORATED

BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$–	$7,767
Investment as Collateral	572,000	–
Prepaid Expenses	–	43,750
Deferred charge	–	–
Total current assets	572,000	51,517
Right of use assets	40,027	50,543
Property and equipment, net	27,326	46,243
Investments	7,946,032	10,460,540
Total assets	$8,585,385	$10,608,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Overdraft	$500	$–
Accounts payable	119,644	201,028
Accrued liabilities	–	540
Deferred Revenue Current	2,079,000	2,079,000
Accrued interest	21,104	30,821
Lease liabilities -short term	20,930	20,930
Notes payable	513,509	315,000
Notes payable related parties	–	239,957
Total current liabilities	2,754,687	2,887,276

Deferred Revenue-noncurrent	6,930,000	7,969,500
Non-Current Liabilities	131,400	71,900
Lease liabilities long term	20,286	30,778
Total Non-current Liabilities	7,081,686	8,072,178
Total liabilities	9,836,373	10,959,453

Commitments and contingencies	–	–

STOCKHOLDERS' DEFICIT
Preferred A stock, $0.00001 par value, 50,000,000 shares authorized, 500 and 500 shares issued and outstanding, respectively, as of June 30, 2026 and December 31, 2025	–	–
Preferred B stock, $0.00001 par value, 50,000,000 shares authorized, 4,917 and 11,917 shares issued and outstanding, respectively, as of June 30, 2026 and December 31, 2025	4	4
Common stock, $0.00001 par value, 200,000,000 shares authorized and 60,745,926 and 52,789,000 shares issued and outstanding, respectively as of June 30, 2026 and December 31, 2025	607	527
Additional paid-in-capital	6,022,030	5,899,007
Accumulated deficit	(7,273,629)	(6,250,147)
Total stockholders' deficit	(1,250,988)	(350,609)
Total liabilities and stockholders' deficit	$8,585,385	$10,608,843

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025

Consulting Revenue	$–	$–	$25,895	$67,871
Product Sales	519,750	–	1,039,500	–
Cost of sales consulting labor	–	12,977	–	70,139
Gross margin (loss)	519,750	(12,977)	1,065,395	(2,268)

Operating expenses
Selling, general and administrative expenses	148,565	89,320	359,378	171,810
Professional fees	82,964	717,141	215,991	722,563
Payroll and benefits	10,805	158,584	30,210	275,024
Total operating expenses	242,334	965,044	605,579	1,169,397
Loss from operations	277,416	(978,021)	459,816	(1,171,665)
Other (expense):
Investment Income	98,296	–	196,592	–
Interest expense	(23,585)	(40,757)	(77,287)	(71,003)
Gain/Loss on Debt extinguishment	–	–	(1,602,602)	–
Total other expense	74,711	(40,757)	(1,483,297)	(71,003)
Net (loss)	$352,126	$(1,018,777)	$(1,023,481)	$(1,242,668)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted average number of shares outstanding:
Basic and diluted	60,443,704	46,049,604	38,245,552	38,245,552

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

KINETIC SEAS INCORPORATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred A Stock		Preferred B Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,100	$–	5,500	$–	16,329,000	$163	$2,992,676	$(5,014,920)	$(2,022,081)

Conversion of Preferred A to common stock	(21,100)	–	–	–	21,100,000	211	(211)	–	–

Conversion of Preferred B to common stock	–	–	(5,500)	–	5,500,000	55	(55)	–	–

Conversion of common shares to Preferred A	500	–	–	–	(500,000)	(5)	5	–	–

Shares issued for services	–	–	–	–	2,125,000	21	1,062,479	–	1,062,500

Net loss	–	–	–	–	–	–	–	(223,891)	(223,891)

Balance, March 31, 2025	500	$–	–	$–	44,554,000	$445	$4,054,894	$(5,238,811)	$(1,183,472)

Shares issued for services	–	–	–	–	3,200,000	32	880,467	–	880,499

Shares issued in error to be recovered	–	–	–	–	425,000	4	102,746	–	102,750

Shares issued for financing fees	–	–	–	–	400,000	4	89,997	–	90,001

Common stock issued in private placement	–	–	–	–	250,000	3	49,998	–	50,000

Net loss	–	–	–	–	–	–	–	(1,018,777)	(1,018,777)

Balance, June 30, 2025	500	$–	–	$–	48,829,000	$488	$5,178,101	$(6,257,588)	$(1,708,999)

Balance, December 31, 2025	500	$–	11,917	$4	52,789,000	$527	$5,899,007	$(6,250,147)	$(350,609)

Conversion of Preferred B to common stock	–	–	(7,000)	–	2,600,000	26	–	–	26

Shares issued for Services		–	–	–	1,100,000	11	32,989	–	33,000

Shares issued for software (issued in prior qtr)	–	–	–	–	350,000	4	36,746	–	36,750

Shares issued for financing fees	–	–	–	–	556,926	6	35,794	–	35,800

Common Stock issued for cash (error correction)	–	–	–	–	(250,000)	(3)	(22,497)	–	(22,500)

Net loss	–	–	–	–	–	–	–	(1,375,608)	(1,375,608)

Balance, March 31, 2026	500	$–	4,917	$4	57,145,926	$571	$5,982,039	$(7,625,755)	$(1,643,141)

Conversion of Preferred B to common stock	–	–	–	–	2,600,000	26	–	–	26

Shares issued for services	–	–	–	–	1,000,000	10	39,990	–	40,000

Shares issued for financing fees	–	–	–	–	–	–	–	–	–

Net loss	–	–	–	–	–	–	–	352,126	352,126

Balance, June 30, 2026	500	$–	4,917	$4	60,745,926	$607	$6,022,029	$(7,273,629)	$(1,250,988)

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

 KINETIC SEAS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months	Six months
	ended	ending
	June 30,	June 30,
	2026	2025
Cash flows used in operating activities
Net (loss) from operations	$(1,023,481)	$(1,242,668)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	87,304	880,499
Gain on the extinguishment of debt	1,602,602	–
Depreciation	18,917	18,917
Investment Income	(196,592)	–
Amortization of ROU	10,516	–
Changes in assets and liabilities
Accounts receivable	–	15,394
Lease liability-net	(10,491)	406
Deferred charge	–	10,852
Prepaid Expense	43,750	–
Accounts payable	117,505	176,170
Accrued liabilities	–	(191,628)
Accrued interest	–	32,883
Deferred Revenue	(1,039,500)	–
Other non-current liabilities	–	–
Cash overdraft	500	1,655
Accrued officer compensation	–	108,407
Net cash (used in) operating activities	(388,971)	(189,113)

Cash flows (used in) investing activities
Net cash (used in) investing activities	–	–

Cash flows provided by financing activities
Proceed from related party notes	–	56,502
Proceeds from notes payable	461,563	79,440
Repayment of notes payable	(80,358)	(1,776)
Proceeds from common stock issued for cash	–	50,000
Net cash provided by financing activities	381,204	184,166

Net (decrease) in cash	(7,767)	(4,947)
Cash, beginning of period	7,767	4,947
Cash, end of period	$–	$–

Note: Amounts may not foot due to rounding.

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Operations

Kinetic Seas Incorporated (the “Company”) was formed on January 3, 2015, as a Colorado corporation with the name ONCO Merger Sub, Inc. On January 5, 2015, the Company merged with Oncology Med, Inc. as part of a holding company reorganization involving Oracle Nutraceuticals Company, under which the Company was the surviving entity in the merger. On January 18, 2015, the Company changed its name to Oncology Med, Inc. On September 16, 2016, the Company changed its name to Bellatora, Inc. On January 19, 2024, the Company changed its name to Kinetic Seas Incorporated.

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

In August 2025, the Company entered into a five-year licensing and technology collaboration agreement with Sagtec Global Limited (“Sagtec”) pursuant to which Sagtec obtained rights to use the Company’s Skilliks platform and related technologies. In October 2025, the agreement was amended to provide for the issuance of 5,500,000 Sagtec ordinary shares to the Company in satisfaction of Sagtec’s contractual licensing fee obligation. The Company accounts for revenue under this arrangement in accordance with ASC 606 and recognizes the applicable transaction price over the period in which the related performance obligations are satisfied.

For the three and six months ended June 30, 2026, the Company recognized $519,750 and $1,039,500, respectively, of product and licensing revenue related to the Sagtec arrangement. No comparable product and licensing revenue was recognized during the three or six months ended June 30, 2025, as the Sagtec agreement was entered into subsequent to those periods. The Company also recognized consulting revenue of $25,895 and $67,871 during the six months ended June 30, 2026 and 2025, respectively.

Revenue was $519,750 for the three months ended June 30, 2026, consisting entirely of product sales, compared with no revenue for the comparable 2025 period. Gross profit was $519,750, compared with a gross loss of $12,977 in 2025.

Total operating expenses decreased approximately 75% to $242,334, from $965,044 in 2025. Selling, general and administrative expenses increased to $148,565 from $89,320, primarily due to higher commission expense associated with the Company's commercial activities, including the Sagtec arrangement. Professional fees decreased to $82,964 from $717,141, primarily because the 2025 period included significant non-cash, equity-based consulting expense that did not recur at the same level in 2026. Payroll and benefits decreased to $10,805 from $158,584 due primarily to lower officer and employee compensation and related payroll costs.

As a result, the Company reported income from operations of $277,416, compared with a loss from operations of $978,021 in 2025. The Company also recognized $98,296 of investment income and $23,585 of interest expense during the 2026 quarter, compared with $40,757 of interest expense and no investment income in the prior-year period. Investment income represented a non-cash adjustment to the carrying value of the Company's investment holdings. The Company reported net income for the 2026 quarter compared with a net loss for the comparable 2025 period.

Revenue was $1,065,395 for the six months ended June 30, 2026, consisting of $1,039,500 of product sales and $25,895 of consulting revenue, compared with $67,871 of consulting revenue and no product sales in 2025. Gross profit was $1,065,395, compared with a gross loss of $2,268 in the prior-year period.

Total operating expenses decreased approximately 48% to $605,579, from $1,169,397 in 2025. Selling, general and administrative expenses increased to $359,378 from $171,810, primarily due to higher commission expense associated with the Company's commercial activities and increased software and technology-related expenditures. Professional fees decreased to $215,991 from $722,563, primarily due to the nonrecurrence of significant equity-based consulting expense recorded in 2025. Payroll and benefits decreased to $30,210 from $275,024 due primarily to lower officer and employee compensation and related payroll costs.

The Company reported income from operations of $459,816, compared with a loss from operations of $1,171,665 in 2025. During the 2026 period, the Company also recognized a $1,602,602 loss on extinguishment of debt resulting from the transfer of investment securities to creditors in satisfaction of outstanding debt obligations. The loss resulted because the carrying value of the securities transferred exceeded the carrying value of the debt extinguished. No comparable loss was recognized in 2025.

The Company did not record any direct software development costs in cost of sales during the six months ended June 30, 2026. Software development expenditures are included within Selling, General and Administrative expenses because the underlying software, code base, technology components, and intellectual property are developed for use across multiple current and prospective customer engagements and future commercial opportunities. Management believes these costs cannot be reasonably allocated to any specific product sale, customer contract, or revenue stream, as the developed technologies may be utilized in numerous current and future projects, some of which may ultimately result in customer product sales while others may not. Accordingly, all software development costs are classified as general and administrative expenses rather than direct costs of revenue.

Deferred Revenue

Deferred revenue primarily relates to the Company’s licensing and development arrangement with Sagtec Global Limited (“Sagtec”). As of December 31, 2025, deferred revenue totaled $10,048,500, consisting of $2,079,000 classified as current and $7,969,500 classified as non-current.

During the six months ended June 30, 2026, the Company recognized $1,039,500 of product sales revenue associated with the Sagtec arrangement from amounts previously deferred, including $519,750 during each of the three-month periods ended March 31 and June 30, 2026. As of June 30, 2026, deferred revenue totaled $9,009,000, consisting of $2,079,000 classified as current and $6,930,000 classified as noncurrent. The Company recognizes revenue in accordance with ASC 606 as the applicable performance obligations are satisfied.

Investments

The Company’s investments primarily consist of equity securities received in connection with the Sagtec licensing and development arrangement. The Company accounts for these investments in accordance with ASC 321, Investments—Equity Securities, with securities having readily determinable fair values measured at fair value and changes in fair value recognized in earnings.

Investments totaled $10,460,540 at December 31, 2025. During the six months ended June 30, 2026, the carrying amount of investments was reduced by $2,110,500 for securities transferred in connection with debt settlements and by $600,600 in connection with financing and collateral transactions. These reductions were partially offset by $196,592 of investment income recognized during the six-month period. As of June 30, 2026, investments totaled $7,946,032.

Investment as Collateral

During the six months ended June 30, 2026, the Company used certain Sagtec equity securities in connection with financing arrangements. As of June 30, 2026, $572,000 of such investments was separately classified as “Investment as Collateral” on the balance sheet. No investment was classified as collateral as of December 31, 2025.

Loss on Debt Extinguishment

During the three months ended March 31, 2026, the Company settled certain outstanding debt, accrued interest and other accrued obligations through the transfer of Sagtec equity securities previously recorded as investments. The carrying amount of investment securities transferred in connection with these settlements was approximately $2,110,500, and the carrying amount of the liabilities extinguished was approximately $507,898.

As a result, the Company recognized a non-cash loss on debt extinguishment of $1,602,602 during the six months ended June 30, 2026. The loss represents the excess of the carrying amount of the investment securities transferred over the carrying amount of the liabilities extinguished. No additional gain or loss on debt extinguishment was recognized during the three months ended June 30, 2026.

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $0 and $7,767, respectively.

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

The Company has incurred significant operating losses since inception. As of June 30, 2026, the Company had an accumulated deficit of approximately $7.27 million and a working capital deficit of approximately $2.18 million. In addition, the Company reported a net loss of approximately $1,023,481 for the six months ended June 30, 2026.

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

NOTE 4 – ACCRUED LIABILITIES

As of June 30, 2026 and December 31, 2025, the Company had accrued liabilities of $0 and $540, respectively.

The decrease in accrued liabilities during the six months ended June 30, 2026 reflects the settlement, adjustment, and reclassification of obligations recorded in prior periods. As of June 30, 2026, the Company had no accrued liabilities recorded on its balance sheet.

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

The Company made payments in connection with the Erik Nelson note to Coral Capital Advisors, LLC. The accounting records show payments for accrued interest and principal during March, April, May and July 2024. Following these payments, the outstanding principal was reduced to approximately $146,137. The Company's loan schedule states that no additional payments were made after July 2024 and that Erik Nelson agreed that interest would not accrue on payments in arrears. Accordingly, Coral Capital is reflected in the Company's records principally as the recipient of payments associated with the Nelson obligation rather than as a separately recorded related-party note.

Approximately $146,137 of principal remained outstanding on the Erik Nelson obligation. The note remained outstanding throughout 2025, and interest continued to be accrued in accordance with the Company's accounting records.

The Company issued a separate promissory note beneficially owned by Nelson Fiorino Holdings, LLC. The Company's detailed accounting schedule reflects advances consisting of an initial $8,820, followed by additional advances of $30,000 and $5,000, resulting in total principal of $43,820. The detailed loan schedule calculates interest at 10% annually.

The Company had $43,820 of principal and $3,380.94 of accrued interest outstanding under the Nelson Fiorino Holdings note. The Company was in default under the note. Effective December 31, 2025, the Company and Nelson Fiorino Holdings entered into a Securities Exchange Agreement under which the noteholder agreed to accept restricted common shares of Sagtec Global Limited in full satisfaction of the note. The agreement states that 100,000 restricted SAGT shares were to be accepted in full satisfaction of the promissory note, and the noteholder waived penalties and additional interest thereafter.

The Company recorded the settlement of the $43,820 Nelson Fiorino principal balance and $3,380.94 of accrued interest through the transfer of Sagtec shares. As discussed below, the number of shares reflected in the general ledger should be reconciled to the executed Securities Exchange Agreement.

The Company recorded the settlement of the remaining $146,136.80 Erik Nelson related-party note and approximately $19,372 of accrued interest through the transfer of Sagtec shares. Following this transaction, the Company's recorded Notes Payable - E. Nelson balance was reduced to $0 as at March 31, 2026 through June 30, 2026: No principal balance remained outstanding under the Nelson-related notes. Accordingly, the Company's balance sheet reflects $0 of notes payable related parties attributable to these Nelson obligations as of June 30, 2026.

On September 20, 2024, Lisa Lozinski, the spouse of a Company director, loaned the Company $50,000 pursuant to a promissory note bearing interest at 18% per annum. The note required monthly interest payments and included certain equity-related provisions. As of June 30, 2026, the Company had no amounts classified as notes payable to related parties on its balance sheet, compared to $239,957 as of December 31, 2025. The decrease reflects the settlement, adjustment, or reclassification of related-party financing obligations during the six months ended June 30, 2026.

During the six months ended June 30, 2026, Jeffrey Lozinski, a former officer of the Company, continued to provide commissionable sales support to the Company.

As of June 30, 2026, the Company had no balance recorded as notes payable to related parties.

NOTE 6 – EQUITY

The Company is authorized to issue 200,000,000 shares of common stock, par value $0.00001 per share, and 50,000,000 shares of preferred stock, par value $0.00001 per share.

As of June 30, 2026, the Company had 60,745,926 shares of common stock issued and outstanding, compared to 52,789,000 shares issued and outstanding as of December 31, 2025.

During the six months ended June 30, 2026, the Company issued, on a net basis, an aggregate of 7,956,926 shares of common stock. The changes in common shares outstanding were primarily related to conversions of preferred stock into common stock, issuances for services, software-related consideration, financing fees, and the correction of certain prior-period share issuances. During the three months ended June 30, 2026, common shares outstanding increased by 3,600,000 shares, consisting of 2,600,000 shares associated with the conversion of preferred stock and 1,000,000 shares issued for services. All shares were issued pursuant to applicable exemptions from registration under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2026, 7,000 shares of Series B Preferred Stock were converted into 2,600,000 shares of common stock in accordance with the terms of the Company's Certificate of Designation, reducing Series B Preferred Stock outstanding from 11,917 shares at December 31, 2025 to 4,917 shares at March 31, 2026.

During the three months ended June 30, 2026, the Company's equity roll forward reflects an increase of 1,800 shares of Series B Preferred Stock and the issuance of an additional 3,600,000 shares of common stock, including 2,600,000 shares associated with a preferred-stock transaction and 1,000,000 shares issued for services. As a result, Series B Preferred Stock outstanding increased to 4,917 shares and common stock outstanding increased to 60,745,926 shares as of June 30, 2026.

During the six months ended June 30, 2026, the Company issued common stock in connection with conversions of Series B Preferred Stock, compensation for services, software-related consideration, financing fees, and other corporate financing activities. The Company also recorded adjustments related to previously issued shares and previously approved financing and capital formation transactions.

As of June 30, 2026, the Company had 60,745,926 shares of common stock issued and outstanding, compared to 52,789,000 shares outstanding as of December 31, 2025.

Conversions and other equity transactions completed in prior periods remain reflected in the Company's capital structure and stockholders' equity accounts as of June 30, 2026.

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

No additional Preferred A shares were issued ending June 30,2025.

No issuance or conversions of Series A Preferred Stock occurred during the three months ended June 30, 2026. Accordingly, as of June 30, 2026 and December 31, 2025, the Company had 500 shares of Series A Preferred Stock issued and outstanding.

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

During the third quarter of 2025, the Company issued 2,000 shares of Series B Preferred Stock for cash. During the fourth quarter of 2025, the Company issued an additional 9,917 shares of Series B Preferred Stock in connection with financing obligations, resulting in 11,917 shares outstanding at December 31, 2025.

During the three months ended March 31, 2026, 7,000 shares of Series B Preferred Stock were converted, reducing the outstanding balance to 4,917 shares.

During the three months ended June 30, 2026, the Company's equity records reflect a net increase of 1,800 Series B Preferred shares.

Accordingly, as of June 30, 2026 and December 31, 2025, the Company had 4,917 and 11,917 shares of Series B Preferred Stock issued and outstanding, respectively.

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

NOTE 7 – NOTES PAYABLE

As of June 30, 2026, the Company had six short-term notes payable with aggregate outstanding principal of $539,846 and an aggregate carrying value of $513,509, net of unamortized debt discounts of approximately $26,337. The notes bear interest at stated rates ranging from 8% to 12%, except for one note that is in default and bears interest at a default rate of 20%. Accrued interest on the outstanding notes totaled approximately $21,104 at June 30, 2026.

The notes payable consisted of the following as of June 30, 2026:

Noteholder	Original Principal	Interest Rate	Maturity	Principal Payments During 2026	Principal Outstanding	Carrying Value	Accrued Interest
Bartholomew Marsala	$50,000	20%		$0	$50,000	$50,000	$2,500
Augustine Crocco	50,000	10%		0	50,000	50,000	5,822
Eagle	115,000	12%	Oct 2026	98,654	16,346	16,346	435
Labrys Fund II	148,500	8%	February 23, 2027	0	148,500	139,698	4,134
Monroe Street Capital	137,500	10%	March 11, 2027	0	137,500	128,801	4,182
Crom Structured Opportunities	137,500	10%	March 15, 2027	0	137,500	128,664	4,031
Total	$638,500			$98,654	$539,846	$513,509	$21,104

During the six months ended June 30, 2026, the Company made a partial repayment on the Eagle note. On April 8, 2026, the Company paid approximately $98,654 of principal and $5,506 of accrued interest, reducing the outstanding principal balance to approximately $16,346 at June 30, 2026. The Company also incurred prepayment penalties and related financing fees in connection with the repayment.

The Labrys Fund II, Monroe Street Capital and Crom Structured Opportunities notes are presented net of unamortized debt discounts.

As of June 30, 2026, the aggregate principal balance of these notes was $423,500, and their aggregate carrying value, net of approximately $26,337 of unamortized debt discounts, was approximately $397,163. The debt discounts are amortized to interest expense over the respective terms of the notes.

NOTE 8 – LEASES

During 2024, the Company entered into a non-cancellable four year lease for which it recorded a right-of-use asset and liability based on the present value of the lease payments in the amount of $82,897 using a term of 47 months and a discount rate of 12.00%.

As of June 30, 2026, the weighted average remaining lease term was approximately 21 months and the weighted average discount rate was 12%. Operating lease expense for the three months ended June 30, 2026 was approximately $6,680.

Total lease payments under our non-cancellable leases as of June 30, 2026 were as follows:

Year 2026 Rem	$11,176
Year 2027	27,496
Year 2028	7,050
Total	45,722
Imputed interest	(4,505)
Lease liability	$41,217

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, the Company evaluated subsequent events occurring after June 30, 2026 through the date the financial statements were issued. Based on this evaluation, the Company identified the following subsequent events requiring disclosure.

Satisfaction of Eagle Note and New Financing

Prior to June 30, 2026, the Company made payments representing substantially all amounts due under its Convertible Redeemable Note issued to Eagle Equities, LLC ("Eagle"), which had an original principal amount of $115,500, bore interest at 12% per annum, and was scheduled to mature on November 6, 2026. Subsequent to June 30, 2026, the Company and Eagle completed a reconciliation of the remaining amounts due under the note, including accrued interest and the applicable contractual prepayment amount. The Company subsequently paid Eagle an additional $16,781, which Eagle accepted as payment in full of all remaining amounts due under the note and related Securities Purchase Agreement. As a result, the Eagle note was fully paid, satisfied, cancelled and terminated, all remaining conversion rights were extinguished, and the Company was released from its remaining obligations under the note and related transaction documents.

Convertible Note Financing

On July 8, 2026, the Company entered into a financing transaction with CFI Capital LLC ("CFI") pursuant to which the Company issued a 6% Convertible Redeemable Note in the principal amount of $210,000, maturing July 8, 2027. The note was issued with a $21,000 original issue discount, resulting in a stated purchase price of $189,000. A portion of the proceeds from the financing was used to fund the final settlement of the remaining Eagle obligation, with the balance available for working capital, ongoing operations, and continued development and commercialization of the Company's technology platforms.

Sagtec Agreement and MaluDb Commercialization

On July 7, 2026, the Company entered into a Third Addendum to its licensing agreement with Sagtec Global Limited ("Sagtec"). Pursuant to the Third Addendum, 2,000,000 Sagtec Class A ordinary shares are to be returned to Sagtec, leaving the Company with 1,840,000 Sagtec Class A ordinary shares. The Third Addendum also eliminated Sagtec's previously existing right of first refusal with respect to the retained shares and restored the applicable Rule 144 holding period to six months from the original August 21, 2025 effective date, subject to Rule 144 and other applicable securities laws.

On July 21, 2026, Sagtec publicly announced an expansion of the parties' strategic relationship and the planned launch of Skilliks.AI, a managed Database-as-a-Service platform built on MaluDb, the Company's open-source AI memory database. Under the Third Addendum, the Company will develop, host and maintain the Skilliks-branded MaluDb hosting platform and provide technical support while participating in revenue generated from hosting, integration and consulting services, Company-originated international sales, and potential future Enterprise Editions.

Except for the matters described above, management did not identify any other subsequent events that required adjustment to, or disclosure in, the accompanying financial statements.

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

The Company secures clients through its proprietary Skilliks™ platform, which is designed to evaluate a client's software development and technology requirements and create comprehensive development strategies. Skilliks™ utilizes artificial intelligence to identify opportunities for automation, workflow optimization, software modernization, and the incorporation of AI-powered features intended to enhance business operations and customer engagement.

The Company's consulting and development services assist organizations in designing, developing, and deploying custom software applications and AI-enabled solutions. Through these engagements, the Company helps clients integrate emerging artificial intelligence technologies into existing business processes while developing technology roadmaps aligned with each client's strategic objectives.

In addition to its consulting activities, the Company is developing and commercializing AI-enabled technology products and platforms, including AI-powered voice-agent solutions for the hospitality and food service industries. The Company is also developing MaluDb, an open-source persistent AI memory database designed to provide a structured and governed memory infrastructure layer capable of supporting multiple applications and AI agents. The Company's commercialization strategy for MaluDb includes open-source adoption, managed hosting, enterprise support, integration services, consulting services, and other commercial applications designed to create multiple potential revenue streams from the Company's core technology.

The Company maintains a strategic commercial relationship with Sagtec Global Limited (“Sagtec”) relating to the development and commercialization of the Company’s software and artificial intelligence technologies. Under the arrangement, Sagtec has non-exclusive international rights to promote, market and sell MaluDb hosting services under the Skilliks brand, while the Company is responsible for development, hosting, maintenance and technical support of the Skilliks-branded platform. The Company is entitled to participate in revenues generated from hosting services, integration and consulting services, certain Company-originated international sales and, if developed, future Enterprise Editions of MaluDb.

During the six months ended June 30, 2026, the Company incurred commission expense associated with the Sagtec commercial arrangement, which is included in selling, general and administrative expenses. The arrangement is intended to provide additional commercialization channels for the Company’s technology; however, there can be no assurance as to the amount or timing of future revenues, if any, generated under the arrangement.

Results of Operations

Comparison of Results of Operations for the Six months Ended June 30, 2026 and 2025.

Revenues

During the three months ended June 30, 2026 and 2025, the Company generated no consulting revenue. During the three months ended June 30, 2026, the Company recognized product sales revenue of $519,750, compared with no product sales during the corresponding 2025 period. Accordingly, total revenue was $519,750 and $0 for the three months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026 and 2025, the Company generated consulting revenue of $25,895 and $67,871, respectively. During the six months ended June 30, 2026, the Company recognized product sales revenue of $1,039,500, compared with no product sales during the corresponding 2025 period. Accordingly, total revenue was $1,065,395 and $67,871 for the six months ended June 30, 2026 and 2025, respectively.

Cost of sales related to consulting labor was $0 and $12,977 for the three months ended June 30, 2026 and 2025, respectively. The Company did not record any direct costs of product sales during the three months ended June 30, 2026. Software development expenditures are included in selling, general and administrative expenses because the underlying software, artificial intelligence models, code base and technology infrastructure are developed for use across multiple current and prospective customer engagements and future commercialization opportunities. These costs are not allocated to specific customer contracts or product sales because the technologies developed may be utilized across multiple projects and revenue-generating activities.

As a result, the Company reported gross profit of $519,750 for the three months ended June 30, 2026, compared with a gross loss of $12,977 for the three months ended June 30, 2025 and the Company reported gross profit of $1,065,395 for the six months ended June 30, 2026, compared with a gross loss of $2,268 for the six months ended June 30, 2025.

Operating Expenses

During the three months ended June 30, 2026, the Company incurred total operating expenses of $242,334, compared with $965,044 during the three months ended June 30, 2025, a decrease of approximately $722,710, or 75%. The decrease was primarily attributable to substantially lower professional fees and payroll and benefit expenses, partially offset by higher selling, general and administrative expenses.

During the six months ended June 30, 2026, the Company incurred total operating expenses of $605,579 compared with $1,169,397 during the six months ended June 30, 2025, a decrease of approximately $563,818, or 48%. The decrease was primarily attributable to substantially lower professional fees and payroll and benefit expenses, partially offset by higher selling, general and administrative expenses.

Selling, general and administrative expenses increased to $148,565 for the three months ended June 30, 2026, from $89,320 for the comparable prior-year period, an increase of approximately $59,245, or 66%. The increase was primarily attributable to higher commission expenses associated with the Company's commercial activities, including its Sagtec-related arrangement, and software and technology-related expenditures.

Selling, general and administrative expenses increased to $359,378 for the six months ended June 30, 2026, from $171,890 for the comparable prior-year period, an increase of approximately $187,568, or 109%. The increase was primarily attributable to higher commission expenses associated with the Company's commercial activities, including its Sagtec-related arrangement, and software and technology-related expenditures.

Professional fees decreased to $82,964 for the three months ended June 30, 2026, from $717,141 for the three months ended June 30, 2025, a decrease of approximately $634,177, or 88%. The decrease was primarily attributable to the nonrecurrence of significant equity-based consulting expenses recognized during the prior-year period. Professional fees during the 2026 period consisted principally of consulting, accounting and financial reporting services, SEC compliance and filing costs, transfer-agent expenses and other professional services.

Professional fees decreased to $215,991 for the six months ended June 30, 2026, from $722,763 for the six months ended June 30, 2025, a decrease of approximately $506,572, or 70%. The decrease was primarily attributable to the nonrecurrence of significant equity-based consulting expenses recognized during the prior-year period. Professional fees during the 2026 period consisted principally of consulting, accounting and financial reporting services, SEC compliance and filing costs, transfer-agent expenses and other professional services.

Payroll and benefits decreased to $10,805 for the three months ended June 30, 2026, from $158,584 for the three months ended June 30, 2025, a decrease of approximately $147,779, or 93%, primarily due to lower officer and employee compensation and related payroll costs during the current-year period.

Payroll and benefits decreased to $10,805 for the six months ended June 30, 2026, from $116,440 for the six months ended June 30, 2025, a decrease of approximately $244,814, or 89%, primarily due to lower officer and employee compensation and related payroll costs during the current-year period.

The Company includes software development expenditures within selling, general and administrative expenses. Such expenditures relate to software platforms, artificial intelligence models, code libraries, applications and technology infrastructure developed for use across multiple current and prospective customer engagements and commercialization opportunities. Because these expenditures are not directly attributable to a specific customer contract or product sale, they are not classified as direct costs of revenue.

Although total operating expenses decreased significantly during the three months and six months ended June 30, 2026 compared with the prior-year period, the decrease was primarily attributable to lower professional fees and payroll and benefit expenses, including the nonrecurrence of significant equity-based consulting expenses incurred in the prior-year period. The Company expects operating expenses to continue to fluctuate from period to period based on the timing and level of professional services, technology development, public-company compliance costs, financing activities and personnel requirements. In addition, as the Company introduces and commercializes new products and services, it may incur increased marketing, sales, commission, business development and customer acquisition costs. Accordingly, the decrease in operating expenses during the current period may not be indicative of future operating expense levels.

Other (Expense)

During the three months ended June 30, 2026, the Company recorded total other income of $74,711, compared to total other expense of $40,757 during the three months ended June 30, 2025.

The improvement in other income (expense) during the three months ended June 30, 2026 was primarily attributable to investment income recognized during the period and lower interest expense compared to the prior-year period. The Company did not recognize any material loss on debt extinguishment during the three months ended June 30, 2026.

Interest expense decreased to $23,585 during the three months ended June 30, 2026 from $40,757 during the three months ended June 30, 2025. The Company may continue to incur interest expense and other financing-related charges in connection with its outstanding indebtedness and future financing activities.

During the six months ended June 30, 2026, the Company recorded total other expense of $1,483,297,compared to total other income of $30,247 during the six months ended June 30, 2025.

The increase in other expenses was primarily attributable to a loss on debt extinguishment of $1,602,602, resulting from the settlement of debt through the issuance of Sagtec shares, as well as higher interest expenses driven by increased debt levels during the current period. These increases were partially offset by investment income earned from the Company's investment in Sagtec.

Net (Loss)

As a result of the foregoing, during the six months ended June 30, 2026, the Company incurred a net loss of $(1,023,481), or $(0.03) per basic and diluted share, compared to a net loss of $(1,242,668), or $(0.03) per basic and diluted share during the six months ended June 30, 2025.

The decreased in net loss during the six months ended June 30, 2026 was primarily attributable by higher revenues recognized during the period which is majorly set off by the loss on the debt extinguishment incurred during the current year.

Liquidity and Capital Resources

As of June 30, 2026, the Company's balance sheet reflected cash of approximately $0.

During the six months ended June 30, 2026, the Company incurred a net loss of approximately $1,023,482.

Cash flows used in operating activities were approximately $388,971 for the six months ended June 30, 2026. Operating cash flows reflected the Company's net loss, adjusted for non-cash items including stock-based compensation, depreciation, amortization of right-of-use assets, investment income, and charges related to the extinguishment of debt, as well as changes in working capital accounts. Changes in working capital included decreases in deferred revenue and accrued interest and changes in accounts payable, prepaid expenses and lease liabilities.

Cash flows provided by or used in investing activities were $0 for the six months ended June 30, 2026.

Cash flows provided by financing activities were approximately $381,204 for the six months ended June 30, 2026. Financing activities during the period included approximately $461,563 of proceeds from notes payable, offset by approximately $80,358 of activity associated with repayment of notes payable. The Company continues to utilize debt financing, equity transactions, strategic commercial relationships, and other available sources of capital to support its operations, working capital requirements, software development activities, and commercialization efforts.

Management intends to fund its working capital requirements through a combination of available cash resources, revenues generated from operations, strategic commercial relationships, potential realization of value from strategic assets, and future issuances of debt and equity securities. The Company's working capital requirements are expected to continue as it develops and commercializes its artificial intelligence and software technologies, supports its technology infrastructure, and expands its commercial activities.

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

For the three months ended June 30, 2026, the Company reported net income and, accordingly, potentially dilutive securities were evaluated for inclusion in the calculation of diluted earnings per share. Potentially dilutive securities outstanding as of June 30, 2026 included 500 shares of Series A Convertible Preferred Stock and 4,917 shares of Series B Preferred Stock, together with any other outstanding instruments that may be convertible into or exercisable for shares of the Company's common stock. Such securities are included in diluted earnings per share only to the extent their effect is dilutive.

For the three months ended June 30, 2025, the Company reported a net loss. Accordingly, the effect of potentially dilutive securities was anti-dilutive and such securities were excluded from the calculation of diluted net loss per share.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management has concluded that its disclosure controls were effective as of June 30, 2026.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2026 our internal control over financial reporting was not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

During the three months ended June 30, 2026, the Company issued an aggregate of 3,600,000 shares of common stock, consisting of 2,600,000 shares issued in connection with Series B Preferred Stock activity and 1,000,000 shares issued for consulting and professional services. As a result of these issuances, the Company had 60,745,926 shares of common stock issued and outstanding as of June 30, 2026, compared with 57,145,926 shares issued and outstanding as of March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in Exhibit 101.

______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINETIC SEAS INCORPORATED

Dated: August 19, 2026	By:	/s/ Edward Honour
Ed Honour
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

